Form 10-Q
period 1997-06-30
COMSTOCK BANCORP
filed 1997-08-14
CIK 1035733

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

                           Commission File No.0-22391

                                COMSTOCK BANCORP
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                       86-0856406
(State or Other Jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                       6275 Neil Road, Reno, Nevada 89511
               (Address of Principal Executive Offices)(Zip Code)

       Registrant's Telephone Number, Including Area Code: (702) 824-7100

                                       NA
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 1, 1997: Common Stock - Authorized 15,000,000 shares at $0.01 par value; issued and outstanding - 4,421,668
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item
Number                                                                      Page
                         PART I - FINANCIAL INFORMATION

1.       Financial Statements

         Consolidated Statements of Condition
                  June 30, 1997 and December 31, 1996.....................     4

         Consolidated Statements of Income
                  Three and six months ended June 30, 1997 and 1996.......     5

         Consolidated Statements of Changes in Stockholders' Equity
                  For the periods ended June 30, 1996, December 31,
                  1996, and June 30, 1997.................................     6

         Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and 1996.................     7

         Notes to Consolidated Financial Statements ......................     8

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    11


                           PART II - OTHER INFORMATION

1.       Legal Proceedings ...............................................    25

2.       Changes in Securities ...........................................    25

3.       Defaults Upon Senior Securities .................................    25

4.       Submission of Matters to a Vote of Securities' Holders...........    25

5.       Other Information ...............................................    26

6.       Exhibits and Reports on Form 8-K ................................    26

Signatures ...............................................................    27

Part I.           Financial Information

Item I.           Financial Statements

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CONDITION
                    As of June 30, 1997 and December 31, 1996
                             (Dollars in Thousands)

                                                          (Unaudited)  (Audited)
                                                           06/30/97     12/31/96
Assets:
Cash and Due from Banks (Non-Interest Bearing)..........     $8,487       $6,738
Fed funds and Overnight Mutual Funds Sold                     6,066       13,593
Interest-bearing Deposits in Domestic
   Financial Institutions...............................      1,395        1,498
Trading Account Securities..............................         13           28
Investment Securities...................................     23,833       17,223
Federal Home Loan Bank Stock............................        423          378

Loans Held for Sale.....................................      6,280        7,806
Loans (Net of Deferred Fees)............................    108,648       88,718
   Less:  Allowance for Credit Losses...................        947          857
     Net Loans..........................................    113,981       95,667
                                                            -------       ------

Premises and Equipment..................................      7,394        6,447
Other Real Estate Owned.................................         14            0
Accrued Interest Receivable.............................        851          840
Other Assets............................................      4,138        2,568
                                                              -----        -----
   TOTAL ASSETS.........................................   $166,595     $144,980
                                                           ========     ========

Liabilities and Stockholders' Equity:
Deposits:
    Demand Deposits (Non-Interest Bearing)..............    $30,635      $26,334
    Savings, Money Market and NOW Accounts..............     56,339       51,717
    Time Deposits Under 100,000.........................     41,304       33,958
    Time Deposits $100,000 and Over.....................     23,308       19,295
                                                             ------       ------
   Total Deposits.......................................    151,586      131,304
                                                            -------      -------

Other Borrowed Funds....................................         15            0
Accrued Interest Payable................................        185          189
Accounts Payable and Accrued Expenses...................        314          478
Income Taxes Payable....................................         76            0
                                                                 --            -
   TOTAL LIABILITIES....................................    152,176      131,971
                                                            -------      -------

Stockholders' Equity:
Common Stock-$0.01 par value, 15,000,000 shares authorized;
 4,421,668 and 4,235,268 shares issued and outstanding on
 June 30, 1997 and December 31, 1996....................         44           42
Paid-in Surplus.........................................      8,898        8,184
Unrealized Gain (Loss) on Securities Available for Sale,
 Net of Applicable Deferred Income Taxes................        (11)         (9)
Retained Earnings.......................................      5,488        4,792
                                                              -----        -----
   TOTAL STOCKHOLDERS' EQUITY...........................     14,419       13,009
                                                             ------       ------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $166,595     $144,980
                                                           ========     ========

            [See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1997 and 1996
                 (Dollars in Thousands except per share amounts)


                                                          For the Three Months Ended        For the Six Months Ended
                                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                          June 30, 1997    June 30, 1996    June 30, 1997    June 30, 1996
                                                          -------------    -------------    -------------    -------------
Interest Income:
  Interest and Fees on Loans..............................    $3,357           $3,056           $6,208           $6,183
  Interest on Investments and Interest-Bearing
    Deposits in Domestic Financial Institutions...........       384              223              693              434
  Interest on Fed Funds and Overnight Mutual Funds........       108              233              255              337
                                                                 ---              ---              ---              ---
    Total Interest Income.................................     3,849            3,512            7,155            6,954
                                                               -----            -----            -----            -----
Interest Expense:
  Interest on Deposits....................................     1,330            1,105            2,540            2,133
  Interest on Long-Term Debt..............................         0                3                0                3
                                                                   -                -                -                -
    Total Interest Expense................................     1,330            1,108            2,540            2,136
                                                               -----            -----            -----            -----

Net Interest Income.......................................     2,520            2,404            4,615            4,819
Provision for Credit Losses...............................        60               60              120              150
                                                                  --               --              ---              ---
  Net Interest Income after Credit Loss Provision.........     2,460            2,344            4,495            4,669
                                                               -----            -----            -----            -----

Non-Interest Income:
  Service Charges on Deposit Accounts.....................        69               67              136              129
  Gain on Sale of Securities and Other Assets.............       (11)              (8)             (13)               4
  Other Income............................................        30               20               46               52
                                                                  --               --               --               --
    Total Non-Interest Income.............................        88               79              169              185
                                                                  --               --              ---              ---

Non-Interest Expense:
  Salaries and Employee Benefits..........................     1,036            1,143            2,099            2,254
  Occupancy Expense.......................................       183              129              333              259
  Furniture and Equipment Expense.........................       141              122              261              234
  Other Operating Expenses................................       578              459            1,005              929
                                                                 ---              ---            -----              ---
    Total Non-Interest Expense............................     1,938            1,853            3,698            3,675
                                                               -----            -----            -----            -----

Income before Taxes.......................................       610              571              966            1,178
Provision for Income Taxes................................       179              188              270              386
                                                                 ---              ---              ---              ---
  NET INCOME..............................................      $431             $383             $696             $792
                                                                ====             ====             ====             ====

  Primary Earnings per Share..............................     $0.09            $0.09            $0.15            $0.18
                                                               =====            =====            =====            =====

                [See accompanying notes to financial statements
               and Exhibit 11-Computation of earnings per share.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY For Periods Ended June 30,
                   1996, December 31, 1996, and June 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Unrealized Gain/
                                                                                 (Loss) on Securities
                                                                   Retained       Held for Sale, Net          Total
                                             Common    Paid-in     Earnings          Of Applicable        Stockholders'
                                             Stock     Surplus     (Deficit)     Deferred Inc. Taxes         Equity

Balances, December 31, 1995................   $42      $8,164       $2,699               ($21)               $10,884
  Net Income...............................                            792                                       792
  Sale of Common Stock.....................     1          19                                                     20
  Change in Unrealized Gain/(Loss)
    on Securities Available for Sale
    Net of Applicable Deferred
    Income Taxes                                                                          (93)                   (93)
  Stock Dividends Declared.................     0           0            0                                         0
                                                -           -            -                                         -


Balances, June 30, 1996....................   $43      $8,183       $3,491              ($114)               $11,603
  Net Income...............................                          1,300                                     1,300
  Sale of Common Stock.....................     0           1                                                      1
  Change in Unrealized Gain/(Loss)
    on Securities Available for Sale
    Net of Applicable Deferred
    Income Taxes...........................                                               105                    105
                                                                                          ---                    ---

Balances, December 31, 1996................   $43      $8,184       $4,791                ($9)               $13,009
  Net Income...............................                            696                                       696
  Sale of Common Stock.....................     2         714                                                    716
  Change in Unrealized Gain/(Loss)
    on Securities Available for Sale
    Net of Applicable Deferred
    Income Taxes                                                                           (2)                    (2)
                                                                                           ---                    ---

Balances, June 30, 1997....................   $45      $8,898       $5,487               ($11)               $14,419
                                              ===      ======       ======               =====               =======


[See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                             (Dollars in Thousands)

                                                                           (Unaudited)            (Unaudited)
                                                                          June 30, 1997          June 30, 1996
Cash Flows from Operating Activities:
  Net Income......................................................             $696                   $792
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Credit Losses...................................              120                    150
    Depreciation and Amortization.................................              311                    247
    Net (Gain) Loss on Sale of Investment Securities..............               (3)                    (1)
    Net (Gain) Loss on Sales of Trading Securities................               10                     (5)
    Purchases of Trading Securities...............................                0                      0
    Proceeds from Sales of Trading Securities.....................                1                      0
    Amortization of Servicing Asset...............................              (13)                     0
    Increase/(Decrease) in Deferred Taxes Due to Change in
     Unrealized Gain or Loss on Securities Available for Sale.....                1                     48
  Net (Increase) Decrease in:
      Accrued Interest                                                          (10)                    83
      Other Assets................................................           (1,568)                    62
      Accrued Interest Payable....................................                4                    (31)
      Loans Held For Sale.........................................            1,070                  6,576
  Net Increase (Decrease) in:
      Accounts Payable and Accrued Expenses.......................             (165)                  (250)
      Income Taxes Payable........................................               76                    (48)
                                                                                 --                    ----
    NET CASH PROVIDED BY OPERATING ACTIVITIES.....................             $529                 $7,623

Cash Flows from Investing Activities:
  Net Change in Interest-Bearing Deposits in Domestic
    Financial Institutions........................................              103                     44
  Proceeds from Sales of Available for Sale Securities............              676                  6,476
  Proceeds from Maturities of Available for Sale Securities.......              340
  Purchases of Available for Sale Securities......................           (3,511)                (7,076)
  Proceeds from Sales and Maturities of Investment Securities.....            1,545                    350
  Purchases of Investment Securities..............................           (5,629)                  (103)
  Net Change in Loans Held to Maturity............................          (19,528)                (4,201)
  Purchases of Premises and Equipment, Net........................           (1,272)                  (381)
  Purchase of FHLB Stock..........................................              (45)                   (52)
                                                                                ----                   ----
    NET CASH PROVIDED FOR INVESTING...............................         ($27,321)               ($4,943)

Cash Flows from Financing Activities:
  Net Change in Demand, Savings, NOW
    And Money Market Accounts.....................................            8,924                  4,205
  Net Change in Time Deposits.....................................           11,359                 10,785
  Proceeds on Line of Credit Payable..............................               15                  1,000
  Payments on Other Liabilities...................................                0                      0
  Proceeds from Sale of Common Stock, Net.........................              716                     19
  Cash Dividends Paid.............................................                0                      0
                                                                                  -                      -
    NET CASH PROVIDED BY FINANCING ACTIVITIES.....................          $21,014                $16,009

Increase (Decrease) in Cash and Equivalents.......................           (5,778)                18,689
Cash and Equivalents:
  Beginning of Period.............................................           20,331                 11,082
                                                                             ------                 ------
  End of Period...................................................          $14,553                $29,771
                                                                            =======                =======

[See accompanying notes to financial statements.]

Comstock Bancorp
Notes to Condensed Consolidated Financial Statements


1.    ACCOUNTING POLICIES

     Comstock Bancorp, (the "Company") is a bank holding company formed in 1997 which became the parent company of Comstock Bank (the "Bank") on June 16, 1997 through a tax-free exchange of shares of the Bank for shares of the Company. The Company's primary holding is Comstock Bank. The Bank provides its range of services primarily to businesses and individuals in the northern Nevada area, with some commercial lending in the Las Vegas market. The Bank's principal activities include residential lending and retail banking. References to the Company include the Bank unless otherwise noted.

     The accompanying unaudited consolidated financial statements have been prepared in condensed format and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been reflected in the financial statements. The Company believes the disclosures herein are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Comstock Bank's Annual Report to shareholders for the fiscal year ended December 31, 1996 which is included in the Company's Registration Statement on Form S-4 dated March 25, 1997 (Commission File No. 333-23923). The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the six months ended June 30, 1997.


2.    COMMITMENTS & CONTINGENT LIABILITIES

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.


3.   SERVICING ASSETS

     Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In accordance with the accounting standards provided by this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred. The resulting assets and/or liabilities are amortized until control has been surrendered. The assets and/or liabilities are then extinguished.

     As of June 30, 1997, the Company recognized a servicing asset of $14,000. The servicing asset is carried at cost, less any valuation allowance and is classified as an other asset. The servicing asset is amortized over the expected remaining life of the underlying loans. The Bank amortized approximately $1,000 during the period ended June 30, 1997. The fair value of the servicing asset as of June 30, 1997 based on current quoted market prices for similar instruments was estimated at $14,000, which exceeded the carrying value net of amortization by $1,000.

4.     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company is required to adopt SFAS 128 for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted, and all prior period earnings per share figures are to be restated. Basic and diluted earnings per share figures are required on the face of the income statement.

     SFAS 128 replaces current EPS reporting requirements by replacing primary earnings per share with basic earning per share and by altering the calculation of diluted EPS, which replaces fully diluted EPS. Basic EPS excludes potential dilution and is calculated by dividing income available to Common Stockholders by the weighted average number of outstanding common shares. Diluted earnings per share reflect the potential dilution that could occur if contracts to issue common stock were exercised.

     Had SFAS 128 been in effect during the current and prior year periods, basic earnings per share would have been $.10 and $.09 for the quarter ending June 30, 1997 and 1996 respectively. Diluted earnings per share under SFAS 128 would have been unchanged at $.08 and $.08 for the same periods. Basic earnings per share would have been $.16 and $.19 for the six months ending June 30, 1997 and 1996 respectively, while diluted earnings per share would have been unchanged at $.13 and $.17 for the same period.

5.    CAPITAL STRUCTURE

     In  February  1997,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). The statement is effective for financial statement periods ending after December 15, 1997. The statement is intended to consolidate disclosures about capital structure into a single standard. The disclosure shall include the rights and privileges of the various securities outstanding, the number of shares issued upon conversion, exercise, or satisfaction of required conditions during the most recent annual fiscal period and any subsequent interim period.

     Had SFAS 129 been in effect during the current and prior year periods, disclosures would not have been significantly different than reported.


6.    COMPRESHENSIVE INCOME

     In June 1997, the FASB issued Statement for Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The standard is effective for financial statements beginning after December 15, 1997 and comparative statements of prior periods will require estimated comprehensive income data.

     SFAS 130 requires the presentation of the financial statements to include the change in net income of the Company during the period, from transactions and other events and circumstances derived from nonowner sources. The Company will be required to report all components of comprehensive income, together with the total amount, in the financial statements in the period they are recognized. As an example, an item that would be included in other comprehensive income, not included in net income in the current period, would be unrealized gains and losses on securities available for sale.

     If SFAS 130 had been in effect during the current and prior year periods, comprehensive income for the six months ending June 30, 1997 and 1996 would have been $694,000 and $700,000 respectively. Equity would have been unchanged on an after tax basis. For the quarters ended June 30, 1997 and 1996, comprehensive income would have been $464,000 and $323,000 respectively. For the same three month periods ending June 30, 1997 and 1996, equity would be unchanged on an after tax basis.


7.    SEGMENT REPORTING

     In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"(SFAS 131). The standard is effective for fiscal years beginning after December 15, 1997.

     SFAS 131 requires public companies to report financial information by the segments of the business. The Company will have no disclosure changes as a result of this standard as the only business segment of the Company is banking.

                         COMSTOCK BANCORP AND SUBSIDIARY
Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following financial review presents an analysis of the asset and liability structure of the Company and a discussion of the results of operations for each of the periods presented in the quarterly report and sources of liquidity and capital resources. Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute `forward-looking statements' under the Private Securities Litigation Reform Act of 1995.

     Discussion of Forward-looking Statements

     When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     Economic Conditions and Real Estate Risk. The Company's lending operations are concentrated in Northern Nevada and Southern Nevada. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions prevailing in these regions. If economic conditions in these regions worsen, the Company may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, the Company's ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy or previously made forward-looking statements.

     Interest Rate Risk. The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, and the nature of its investments, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base and/or the investment portfolio, which could alter the Company's sensitivity to future changes in interest rates. As a result, significant shifts in interest rates could affect the accuracy of any forward-looking statements.

     Financial Condition

     As of June 30, 1997, the Company's assets had grown from $145 million (measured as of December 31, 1996) to $166.5 million, an increase of $21.5 million. Using average assets rather than end of period figures, growth was $10.1 million, from an average of $142.4 million in December, 1996 to an average of $152.5 million June, 1997. Management believes that the average asset measures are more indicative of asset size because of the large volume of mortgage loan closings, which occur during the last few days of each month. In addition, several title company clients' deposits swell the last few days of the month, as loan closings tend to be concentrated near month's end.

     Loan Volume
     The Company has two major lending departments, real estate and commercial. The real estate department specializes in single family home mortgage lending including construction loans for custom homes. The commercial lending department makes short-term commercial loans including real estate development loans. The loans made by the real estate department are generally fixed rate with 15 or 30 year maturities. Management does not believe such loans are an appropriate match for the generally short-term deposit liabilities the Company acquires due to interest rate risk considerations. But, because the commercial loans are generally carry a variable rate or, if fixed in rate, generally have short maturities, management considers such loans appropriate for the Company's loan portfolio.

     Overall, loan volume (both real estate and commercial) decreased from $150.5 million of loan originations representing 1,067 loans in the six months ended June 30, 1996 to $120.3 million representing 733 new loan originations in the six months ended June 30, 1997, a 20.1% decrease in dollar volume and a 31.3% decrease in number of loans. For the quarter ended June 30, 1997, total loan originations were 6.8% lower in number (493 versus 529) than the same period of 1996 and the dollar volume of $72.9 (versus $79.3 million) million was 8.1% lower for the quarter ended June 30, 1997 compared to the same quarter of 1996. Management believes that the lower number of loans and lower dollar volume in the first quarter of 1997 versus the same 1996 period is partly due to the severe weather conditions which included an unusually hard winter as well as substantial flooding , and partly due to the heightened liquidity in the local financial institutions. (The flooding was so severe in early January, 1997, that there was a federal disaster declaration. Such a declaration for the area has never happened in the Company's history.)

     According to Rocky Mountain Statistical Reports, throughout the period, the Company maintained its market share of northern Nevada real estate originations (measured in dollars closed by the Company versus total dollars of real estate loans closed in the geographic area), an indication that the slow down was felt by all real estate lenders. The Northern Nevada Real Estate Division originated 235 loans for a dollar volume of $34.7 million in the three months ended June 30, 1997 compared to 283 loans for a dollar volume of $39.1 million in the same period of 1996. For the six month period ended June 30, 1997, total northern Nevada real estate loan originations included 406 loans for a dollar volume of $58.6 million compared to 545 loans at a dollar volume of $72.8 million for the same period of 1996. The statistics for the Southern Nevada Real Estate Division (Las Vegas) were: 44 loans for $5.3 million in the three months ended June 30, 1996 versus 6 loans for $.7 million for the same 1997 period and 131 loans for $16.5 million for the six months ended June 30, 1996 versus 20 loans for $2.5 million for the same period of 1997. In April, the Company announced the closing of the Las Vegas real estate office due to high personnel turnover and low lending volumes.

                      Total Residential Real Estate Lending

        Three Months            ---Number---                Volume (Mill $)
           Ended          1997      1996      1995      1997      1996      1995
           -----          ----      ----      ----      ----      ----      ----

        March 31           185      349        205     $25.8    $ 44.9    $ 28.5
        June 30            241      327        335     $35.4    $ 44.4    $ 40.5
        September 30       N/A      289        382       N/A    $ 39.4    $ 48.7
        December 31        N/A      281        320       N/A    $ 41.5    $ 42.5
                           ---      ---        ---      ----    ------    ------
             Total         426    1,246      1,242     $61.2    $170.2    $160.2

     The Commercial Division originated 265 loans for $58.1 million in the six months ended June 30, 1997 versus 367 loans for $60.1 million in same 1996 period. For the three month period ended June 30, 1997 the Commercial Division originated 222 loans for $36.7 million versus 187 loans for $34.1 million for the same period of 1996. The local area community financial institutions experienced large liquidity increases. Management believes that recent acquisitions of Nevada financial institutions by large out-of-state institutions created a significant opportunity during 1997 for local institutions, including the Company, to lure deposit customers away from the acquired institutions. As a result of the large liquidity infusion at local community oriented financial institutions, there has been downward pressure on the Bank's interest margins and fee structures. Furthermore, management has refused to lower traditional underwriting guidelines by reducing prices and terms to higher risk credits, a practice it sees at the other local community financial institutions with excess liquidity. Management believes that its posture on this issue will pay off in the long-term. As a result, commercial loan volume in the six months ended June 30, 1997 was below the level generated in the same 1996 period. Despite the closure of the Las Vegas real estate office, the commercial loan department continues to make commercial real estate loans in the Las Vegas market as a result of continuing relationships with borrowers, referrals, and as an overline lender with small commercial banks in Las Vegas.

      For the six months ended June 30, 1997, the average balance of the Company's loan portfolio was $103.2 million and represented an average loan/deposit ratio in excess of 74.4%. The average balance for the same year earlier period was $84.6 million representing an average loan/deposit ratio of 73.0%. The result of the increase in the level of loans in the Company's loan portfolios caused loan interest income to increase $680,000 (33.5%) in the three months ended June 30, 1997 as compared to the same period of 1996 and to increase $957,000 (43.7%) in the six months ended June 30, 1997 as compared to the same 1996 period.

     Management has noted that the larger banks in the state have begun intense lending campaigns. This was in contrast to the withdrawal of the large banks from the lending marketplace in the recession in the early part of the decade. In addition, management notes that other smaller institutions and some larger out of state institutions have entered the northern Nevada mortgage market. Such an increase in competition has had a negative impact on the mortgage lending growth rates, and also on the profit margins for the these loans.

     Late in the first quarter of 1996, mortgage interest rates began to fall and continued lower until February, 1997. This stimulated residential mortgage activity. Loan origination volumes are dependent on interest rate levels and an escalation of rates could adversely impact Company profits. Rates began to increase in the first quarter of 1997 as speculation that the Federal Reserve would increase the Federal Funds rate. In late March, 1997, the Federal reserve did increase the Federal Funds rate by 25 basis points, and there continues to be uncertainty as to the direction of rates in the near future. In order to mitigate the possibility of adverse impacts from interest rate movements, management has significantly expanded the Company's loan portfolios with interest sensitive assets. This is an effort to provide the Company a more stable income base, and to offset the loan volume decline in the mortgage business that occurs when rates rise.

     Asset Quality
     The Company's asset quality is often measured by its delinquencies and non-performing assets. The Company's registration statement on Form S-4 dated March 25, 1997 (Commission File No. 333-23923) as amended April 14, 1997 and the form of Proxy Statement/Prospectus included therein indicated that the majority of the Company's non-performing assets were composed of two credits totaling $3.0 million. As of June 30, 1997 the Company had non-performing (non-accruing) loans of approximately $2.5 million, comprised of the same two fully secured construction and development loans totaling $2.3 million and two commercial loans totaling $200,000. The Company had $13,000 of loans past due 90 days or more that were still accruing. As of June 30, 1997, the Company had two properties, with a value of $14,000, taken as repayment on a loan. In the same period of 1996, the Company had one property, with a value of $134,000, taken in foreclosure. These assets are designated as "Other Real Estate Owned" property.

     Deposit Volumes
     As of June 30, 1997, the Company's deposit base had grown from $131.3 million (measured as of December 31, 1996) to $152.2 million, an increase of $20.9 million (15.9%). Using average balances rather than end of period figures, deposits grew $17.7 million (14.6%), from an average of $120.9 million in December, 1996 to $138.6 million in June, 1997. The increase is partially attributed to the addition of a fourth full service branch location in February of 1997 and to the influx of deposits transferred from the branches of financial institutions recently acquired by large out-of-state companies. Management believes the deposit base will continue to grow for several reasons: 1) the continued economic growth in the northern Nevada region; 2) the addition of a fifth full service branch on July 28, 1997; and 3) management's strategic goal of attracting small business clients. Based on the most recent estimates available from the U.S. Census Bureau, Nevada's population grew faster than any other state's population between July 1, 1995 and July 1, 1996. Within Nevada, Las Vegas and environs is the most rapidly growing metropolitan area. Based on information available from the Nevada State Demographer's Office as of February 1, 1997, the Bank's deposit service area of Washoe County has experienced population growth of approximately 45% over the last 13 years. The deposit service area of Carson City grew 41% over the same period. Reno, in Washoe County, is expected to remain Nevada's second largest city through the end of the century, with a projected population growth of 3.4% from July 1, 1996 to July 1, 2000. According to estimates from the Nevada State Demographer's office, Las Vegas and the surrounding cities are projected to have even more rapid growth through the end of the century (population growth projected to be in excess of 17%). As a locally managed community banking organization, the Company is well positioned for continued growth.

     Liquidity
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash and short-term investments are the Company's primary sources of asset liquidity. As a result of its loan and deposit growth, the Company's liquidity, as measured by the ratio of cash, overnight investments less required reserves to total liabilities, stood at 25.0% as of June 30, 1997, a decrease from 34.2% on June 30, 1996. The investment portfolio is the Company's principal source of secondary asset liquidity. The availability of this source is influenced by market conditions. The Company generally pledges investment portfolio securities to secure credit at the Federal Home Loan Bank of San Francisco and at the Federal Reserve Bank of San Francisco.

     The FASB's accounting rules, beginning in 1994, required the Company to mark to market a portfolio which could be sold prior to maturity. Management believes that this accounting policy, known as SFAS 115, has skewed, and will continue to skew, Company investments toward the very short end of the maturity spectrum in order to prevent large fluctuations in the value of the "available-for-sale" portfolio. This has and will continue to result in overall investment portfolio yields that are lower than they otherwise would have been in the absence of the SFAS 115 rules. The Company's "available-for-sale" portfolio consists of $6.3 million in U.S. Treasury and Agency securities with various maturities of two years or less, $5.1 million in mortgage backed securities (non-derivative types), $1.7 million in tax exempt municipal bonds and $423,000 in Federal Home Loan Bank stock. The duration of the "available-for-sale" portfolio was
     1.27 years on June 30, 1997. Management believes the investments in the "available-for-sale" portfolio should be of short duration so that "interest rate risk" is low and that capital fluctuations, as a result of the mark to market requirements of SFAS 115, are manageable in the volatile interest rate environment in which the Company is operating. As of December 31, 1996, the value of the "available-for-sale" portfolio was $14,000 below its book value. As of June 30, 1997, the market value of the "available-for-sale" portfolio had decreased to $17,000 below book value, a decrease of $3,000.

     The Company also has a $10.7 million book value portfolio of "held-to-maturity" securities as defined by SFAS 115. These securities cannot be sold in the normal course of business and must be held to maturity. In the second half of 1996, due to rising liquidity, the Company decided to add longer term higher yielding mortgage paper and municipal securities to the investment portfolio. The mortgage paper can be pledged to the Federal Home Loan Bank of San Francisco (see Borrowing Capacity below) and turned into cash should the need for liquidity arise in the future. As of June 30, 1997, the duration of the portfolio was 2.60 years. The market value was $370,000 below book value. In contrast, at December 31, 1996, the book value of this portfolio was $5.5 million in book value with an unrealized loss of $77,000. The increase in the unrealized loss in the "held-to-maturity" portfolio was due to rising interest rates in the general economy from February to June, 1997. Overall, the duration of the entire investment portfolio (investments classified as "available-for-sale" and "held-to-maturity") is 1.9 years.

     Borrowing Capacity
     The Company maintains a secured line of credit at the Federal Home Loan Bank of San Francisco (FHLB) which is available for up to 30% of the Company's assets. As of June 30, 1997, the Company had collateralized this line with loans and securities giving the Bank approximately $23 million of borrowing capacity. The Company has a $2 million line of credit with Union Bank of California to meet short term funding requirements. This line has a $200,000 compensating balance. As of June 30, 1997, there were no outstanding draws on these lines. The Company also has a $30,000 line of credit with InterWest Bank for the cash requirements of the holding company. As of June 30, 1997, $15,000 was outstanding on this line. Both the FHLB and Union Bank of California are routinely used for the purchase or sale of overnight Federal funds. First USA Bank has also been utilized for the sale of Federal funds since August, 1995.

     Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company's end of period ratio of loans to deposits, as of June 30, 1997, was 78.6%. Management believes that the Company's liquidity sources are adequate to meet its current operating needs and any additional needs that may be generated by lending activities.

     Capital Base
     The capital base for the Company increased by $1,410,000 during the six months ended June 30, 1997 of which $696,000 was generated from profits, $716,000 was the result of exercised employee stock options and stockholder warrants and $2,000 was lost on the SFAB 115 mark to market adjustment on the "available-for-sale" portfolio. In March, in conjunction with the formation of the holding company (Comstock Bancorp), the Company called outstanding warrants to purchase 103,400 shares of Common Stock at $7.73 per share. The warrant holders were given the option to accept similar but more restrictive warrants in Comstock Bancorp if approved by the shareholders of Comstock Bank at the annual meeting held on May 28, 1997. By the May 16, 1997 call date, 77,000 of the 103,400 shares were exercised. As a result of the conversion of Bank stock to Company stock on a 1 for 2 basis, the remaining warrants to purchase 26,400 shares of Bank stock were converted to warrants to purchase 52,800 shares of Bancorp stock at $3.86 per share.

     Capital Adequacy
     As of December 31, 1990, a regulatory risk-based capital adequacy standard became effective. The risk-based capital requirements were phased in over a period of two years with the final implementation effective on December 31, 1992. In addition, the regulatory agencies have continued the process of fine tuning the capital standards to meet their current policy objectives, and it is likely that the standards will undergo further change. The table below compares the risk-based capital ratios as of June 30, 1997 for Comstock Bank and Comstock Bancorp with December 31, 1992 minimum requirements:
                                      Comstock          Comstock    1992 Minimum
                                        Bank            Bancorp     Requirements
         Tier I (core capital)        11.68%            11.82%          4.0%
         Total capital                12.46%            12.60%          8.0%
         Leverage ratio                8.96%             9.02%          3.0%

                         COMSTOCK BANCORP AND SUBSIDIARY


     RESULTS OF OPERATIONS (Three and Six Months Ended June 30, 1997 and 1996)

     The company earned $696,000 in the six months ended June 30,1997, a decrease in post tax earnings of 12.1% when compared to the $792,000 earned for the six months ended June 30, 1996. On a per share basis, earnings were $.15 through June 30, 1997 versus $.18 for the same period of 1996 (see exhibit (a) 11 for earnings per share computations). For the three months ended June 30, 1997, the Company earned $431,000, an increase of 12.5% or $48,000 over the same period of 1996. On a per share basis, earnings for the three month period were $.09 for the period ending June 30, 1997 versus $.09 for the same period of 1996. Return on average assets for the six months ended June 30, 1997 was .92% versus 1.24% for the same 1996 period. Return on average equity was 10.36% versus 14.08% in the 1996 comparable period.

     Management believes that the following items had the largest impacts on income for the three and six month periods ended June 30, 1997:

         1. Because construction and housing sales slow down in the winter, especially in the first quarter in northern Nevada, the Company generally experiences seasonality in its real estate lending. In early January, the Reno/Sparks area and much of northern Nevada experienced severe flooding which management believes exacerbated the seasonal lending patterns in northern Nevada.

         2. Loan volumes decreased over last year as a result of increased liquidity at other community financial institutions and the resulting increased risk those institutions appeared to be willing to accept in order to invest that liquidity.

         3. Second quarter earnings were augmented by the receipt of `additional' interest from a development loan in the Company's portfolio. Under the terms of the loan, the Company collects normal interest payments plus an additional $2,100 for each lot the developer sells. In the second quarter 50 lots were sold , which added $105,000 in additional pre-tax interest for the Company. In the first six months of 1997 , 80 lots were sold, adding $168,000 in additional pre-tax income. In July another 26 lots were sold. To date, 234 lots have sold and 577 remain to be sold. No lots were sold and no `additional' interest was recognized in the first six months of 1996.

         4. The effective tax rate for the first six months of 1997 was 27.9% as compared to 32.8% for same 1996 period. The reduction is due to the exercise of employee stock options in 1997, which increase compensation expense for tax ( but not for financial accounting) purposes.

         5. The Company is required to calculate its quarterly regulatory Call Report in accordance with rules prescribed by the regulatory authorities. While Call Report accounting rules generally attempt to follow GAAP, they do not always do so. In addition, GAAP often has different valid approaches for the same accounting problem (FIFO and LIFO in inventory accounting being an example). At the start of 1997, as a result of regulatory recommendations on the Company's accounting practices, the Company decided that it would defer a greater portion of the commercial and residential construction and lot loan fee income than had previously been the Company's practice. In addition, for the first time, again due to regulatory recommendations, the Company began to apply some the fees as a contra-expense. The Company believes that the accounting practices for fee income deferral prior to the adoption of the regulatory recommendations were in accordance with GAAP, and the Company's independent accountant so certified the 1996 financial statements. The Company adopted the accounting changes recommended by the regulators (which are also in accordance with GAAP) for its financial statements so that the Company would not have to calculate two sets of financial books, one for the regulatory Call Report, and one for financial accounting purposes.

              The changes in loan fee deferrals and expense recognition had an impact on the Company's reported earnings which management believes must be adjusted to make valid comparisons with the prior year's data. Management has estimated that changes in accounting for loan fee deferrals trimmed $368,000 from pre tax income from what income would have been had management used the fee deferral accounting that it used in 1996. (It is important to note that such income has not been lost, but simply deferred to future periods.) In addition, due to the changes in expense recognition, the Company credited $385,000 from fee income to offset salary and benefits costs in the first six months of 1997, and $208,000 in the three months ended June 30, 1997. Management believes that a more appropriate comparison for fee income between 1997 and 1996 for the six months ended June 30, 1997 to be $1,961,000 (composed of the $1,208,000 reported plus the $368,000 and the $385,000 discussed above). This represents an 8.3% decrease in fee income for the six month ended June 30, 1997 versus the same period of 1996. For the three month period ended June 30, 1997, management estimates that changes in loan fee deferrals trimmed $272,000 from pre tax income. The adjusted comparison for fee income for the three month period of 1997 would be $1,130,000 (composed of the $643,000 reported plus the $179,000 deferral estimate and the $208,000 credited against salaries and benefits). This represents a 10.5% increase in fee income in the three month period of 1997 versus the same period of 1996.

              The table below shows actual loan fee and servicing income as reported for the six and three month periods of 1997 and 1996 and management's estimated adjustments to the 1997 data had the accounting for deferred fees been the same.

                      Loan and Servicing Fee Income ($000)

                           Six months ended June 30   Three months ended June 30
                           ------------------------   --------------------------
As reported: 1997                             1,208                          643
As reported: 1996                             2,138                        1,022
1997 adjusted for accounting
   differences                                1,961                        1,130

              Salaries and employee benefits showed a decline from 1996 levels in both the three and six month periods. However, the declines were caused by the changes in accounting for deferred fees discussed above. Under the regulatory recommendations, some of the fees the Company formerly booked as income have been transferred to offset commissions earned by the originating loan representative, and thus impact salaries and benefits. Had the accounting been the same for both 1997 and 1996, the salary and benefit account would have excluded $385,000 in fees credited to this account year to date and $208,000 credited in the second quarter of this year. As a result, on a comparable basis with 1996, salaries and benefits would have increased by $289,000 (13.9%) for the six months ended June 30, 1997. For second quarter of 1997, on a comparable basis, salaries and benefits would have increased $101,000 (8.8%) over the second quarter of 1996. The table below shows actual salaries and benefits as reported for 1997 and 1996 six and three month periods, and management's estimated adjustments to the 1997 data had the accounting for fee income not changed.

                       Salary and Benefit Expenses ($000)

                           Six months ended June 30   Three months ended June 30
                           ------------------------   --------------------------
As reported: 1997                             2,099                        1,036
As reported: 1996                             2,254                        1,143
1997 adjusted for accounting
   differences                                2,543                        1,244


         6. Management has estimated that the change in loan fee deferrals and expense recognition resulted in a timing difference of $243,000 ($.05 per share) in primary earnings for the six months ended June 30, 1997. For the three month period, the estimated difference in earnings was $179,000 ($.04 per share). Management estimates that the change will also impact third quarter earning comparisons, but to a much lesser extent than the impact on first and second quarter results, and that the impact will be neutralized by the first quarter of 1998 as larger amounts of fees already deferred accrete to income in both the third and fourth quarters of 1997.

         7. Non-interest rate related events also had a significant impact on net income. The Company provided $30,000 less to its loan loss reserve (Provision for Credit Losses) in the first six months of 1997 than it did in the same 1996 period. The contribution to the loan loss reserve was the same for the second quarter of 1997 as it was for 1996. As a result of the new Galena branch and the lease and remodel of the new operations center (discussed below), occupancy expenses rose $74,000 (28.6%), and furniture and equipment expenses rose $27,000 (11.5%) when comparing the six months ended June 30, 1997 to the same 1996 period. For the second quarter of 1997, occupancy expenses rose $54,000 (41.9%), and furniture and equipment expenses rose $19,000 (15.6%) versus the second quarter of 1996. Other operating expenses rose $76,000
              (8.2%) in the six months ended June 30, 1997 over the same 1996 period. For the second quarter, other operating expenses rose $119,000 (25.9%) for 1997 over the second quarter of 1996.


         8. Non-interest income was lower by $16,000 for the six months ended June 30, 1997 than the same period of 1996, largely as a result of a recovery of a charged-off loss in the first quarter of 1996. Non-interest expenses increased moderately. The increases (after adjustment for the fee recognition) in salaries and benefits, use and occupancy, furniture and equipment expenses were due to the addition of a forth full service branch in early February, 1997, the addition of a computer operations center in late March , 1997 and increased staffing in the commercial lending division. The increase in other operating expenses for both the three and six months periods ended June 30, 1997 was the result of increased advertising and data processing costs.

              The Company bore approximately $15,000 in additional expenses in the second quarter due to the closing of the Las Vegas office. The fixed overhead expenses for that office (excluding personnel and benefits expenses) of approximately $12,000 per month were eliminated in June.

         9.   The  Company  completed  the  remodeling  of a 7,000  square  foot operations center and took occupancy in late March of 1997. Included in the operations center is accounting and the retail branch back office operations. In addition, the center will serve as the Company's center for computer operations. The center was planned as part of the Company's commitment to become independent in its development and delivery of electronic banking services and products. In addition, the commercial loan division moved from the first floor of the headquarters building to the third floor and now occupies approximately twice its former space. At the same time, the real estate lending division expanded into the space vacated by the commercial department. They too now occupy approximately twice their former space.

         10. The Company committed a significant amount of resources for expansion and technological modernization in 1996 and 1997. As discussed elsewhere in this filing, the Company opened two full service branches (one in February, 1997 and one in July, 1997); leased, remodeled and occupied a 7,000 square foot operations center; and remodeled space in its headquarters building for the expansion of both its real estate and commercial lending departments. In addition, the Company purchased an acre of land in an industrial/commercial/residential development in south Reno for future branch development. Finally, the Company is in the process of installing a significant computer resource with conversion from its current data processor scheduled for completion in the fourth quarter.

              Management believes that, in order to effectively compete in the rapidly changing technological world, the Company must be able to deliver its products and services in an electronic format. Management believes that the pace of change is so rapid that delays in modernizing its systems could significantly threaten the Company's core deposits. Furthermore, it is management's view that many northern Nevadans would prefer to bank with a community bank if it offered products and services similar to those offered by large financial institutions. The Company has targeted small business and individual relationship banking as a strategic goal. Thus, management considers the rapid deployment of capital for technological modernization as both a defensive move and a strategic opportunity.

              The deployment of capital for additional branches is a strategy that enhances the Company's deposit acquisition capability. Management believes that the Company needs a strong presence in northern Nevada to continue on the growth path of the recent past.

              Such capital investments (nearly $2 million) have an initial start-up period in which there are zero or negative returns. Because of the volume of such investments in 1996 and 1997, management believes that the ROA and ROE are likely to be lower for the immediate future (at least through the end of 1997) than they have been in the recent past. Management also believes that such investments are necessary for future returns to match those of the recent past.

The following Interest Rate Sensitivity Analysis Tables provide a picture of income and interest sensitivity for selected categories in a comparative format for the three and six month periods ended June 30, 1997 and 1996. The tables show the interest sensitive assets and liabilities in both periods, their yields, the difference in income, and the amount of the difference due to volume change, rate change, and the combination of volume and rate change.

                                COMSTOCK BANCORP
                 CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
                For the Three Months Ended June 30, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Rate/
                              (Unaudited)     Yield/       (Unaudited)      Yield/      Total      Volume       Rate       Volume
For Quarter Ended:           June 30, 1997     Rate       June 30, 1996      Rate      Change     Variance    Variance    Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income.................  $2,714,698      10.00%        $2,034,237      9.55%     $680,461    $558,118     $96,003     $26,340
Loan Fees and
  Servicing Income..........     643,485                     1,022,257                (378,772)       -           -           -
                                 -------                     ---------                ---------
  Total Loan, Servicing,
    And Fee Income..........   3,358,182      12.37%         3,056,493     14.35%      301,689        -           -           -

------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income...............     108,126       5.53%           233,278      5.29%     (125,152)   (129,733)     10,321      (5,740)
Income from
  Investment Securities.....     353,418       6.14%           190,172      5.48%      163,246     125,309      22,868      15,068
Interest-Bearing
  Deposit Income............      23,951       6.45%            27,220      6.42%       (3,269)     (3,357)        101         (12)
                                  ------                        ------                  -------     -------        ---        ----

  Total Investment Income...     485,495       6.00%           450,670      5.43%       34,825     (11,643)     47,700      (1,232)

Trading Account Assets
  And Other Investments.....       6,127       5.70%             5,667      5.61%          460         368          86           6

------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income.....  $3,200,192       9.05%        $2,484,906      8.36%     $715,286    $546,475    $143,703     $25,107
  Total Interest, Servicing,
    Fee, and Trading
    Account Income.........   $3,849,804      10.89%        $3,512,830     11.82%     $336,974        -           -           -

------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts.....     $373,600       3.26%          $301,752      3.29%      $71,848      75,278      (2,745)       (685)
  Time and Savings
    Deposits...............      956,441       5.20%           803,121      5.17%      153,320     141,662       4,593         804
                                 -------                       -------                 -------     -------       -----         ---
    Total Deposit
      Interest Expense.....    1,330,041       4.46%         1,104,873      4.47%      225,168     224,774      (3,801)       (770)

------------------------------------------------------------------------------------------------------------------------------------
BORROWED FUNDS:
  Other Borrowed Funds.....          286       7.64%             2,977     17.91%      ($2,691)    ($2,314)    ($1,711)     $1,326
                                     ---                         -----                 --------    --------    --------     ------
    Total Interest            $1,330,327       4.46%        $1,107,850      4.48%     $222,477    $224,650     ($5,942)    ($1,199)
      Expense..............

------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
 DIFFERENTIAL..............   $1,869,866       4.60%        $1,377,056      3.88%     $492,810    $321,826    $149,645     $26,307
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL..............   $2,519,478       6.44%        $2,404,980      7.34%     $114,498        -           -         -
  (Includes fee income)
------------------------------------------------------------------------------------------------------------------------------------

Notes to Interest Rate Sensitivity Analysis Table:
  [1] The variance analysis above excludes non-interest rate sensitive earning assets and borrowed funds.
  [2] "Yield/Rate" is the interest income or interest expense, annualized, divided by the average respective outstanding balance for the period.
  [3] "Total Change" represents the change in the interest income or interest expense between the respective periods.
  [4] "Volume Variance" equals the change in average volumes (balances) between the periods times the previous period interest rate.
  [5] "Rate Variance" equals the change in yields or rates between the periods times the previous period average balance.
  [6] "Rate/Volume Variance" reflects the change in interest income or interest expense attributable to simultaneous changes in both rates and Volumes between the respective time periods.

                                COMSTOCK BANCORP
                       INTEREST RATE SENSITIVITY ANALYSIS
                 For the Six Months Ended June 30, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Rate/
                            (Unaudited)    Yield/      (Unaudited)     Yield/      Total       Volume      Rate       Volume
Year-To-Date Ended:        June 30, 1997    Rate      June 30, 1996     Rate      Change      Variance   Variance    Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income...............   $5,001,408     9.66%       $4,044,381      9.49%     $957,028    $886,770    $72,312     $15,926
Loan Fees and
  Servicing Income........    1,207,888                  2,138,432                (930,544)       -          -           -
                              ---------                  ---------                ---------
Total Loan, Servicing,
    and Fee Income........    6,209,296    12.00%        6,182,813     14.51%       26,483        -          -           -

------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income.............      254,688     5.43%          337,133      5.31%      (82,444)   ($86,373)    $7,787     ($2,006)
Income from
  Investment Securities...      636,846     6.07%          369,355      5.39%      267,491    $197,899    $46,545     $25,076
Interest-Bearing
  Deposit Income..........       49,048     6.54%           54,516      6.40%       (5,469)    ($6,251)    $1,224       ($141)
                                 ------                     ------                  -------    --------    ------       ------

Total Investment Income...      940,582     5.90%          761,004      5.41%      179,578    $105,428    $68,754      $9,578
Trading Account Assets
  And Other Investments...        6,932     3.34%            9,832      5.07%       (2,900)       $734    ($3,330)      ($250)

------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income...   $5,948,923     8.76%       $4,805,385      8.45%   $1,143,538    $955,720   $173,838     $34,724
  Total Interest, Servicing,
    Fee, and Trading
    Account Income........   $7,163,743    10.55%       $6,953,650     12.23%     $210,093        -          -           -

------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts....     $716,084     3.27%         $591,129      3.31%     $124,955    $137,866    ($7,828)    ($1,836)
  Time and Savings
    Deposits..............    1,823,908     5.18%        1,541,784      5.14%      282,124     276,371     12,052       2,172
                              ---------                  ---------                 -------     -------     ------       -----
 Total Deposit
      Interest Expense....    2,539,992     4.45%        2,132,913      4.46%      407,079     425,265     (5,387)     (1,080)

------------------------------------------------------------------------------------------------------------------------------------
     BORROWED FUNDS:
  Other Borrowed Funds....          286    23.18%           $2,977     18.11%      ($2,691)    ($2,737)      $830      ($767)
                                    ---                     ------                 --------    --------      ----      ------
  Total Interest Expense..   $2,540,278     4.45%       $2,135,890      4.46%     $404,388    $425,038    ($7,427)    $1,486)

--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
     DIFFERENTIAL.........   $3,408,645     4.31%       $2,669,495      3.99%     $739,151    $530,682   $181,265    $36,210
  (Excludes fee income)
NET INTEREST
   DIFFERENTIAL...........   $4,623,465     6.10%       $4,817,760      7.77%    ($194,294)       -          -          -
  (Includes fee income)
--------------------------------------------------------------------------------------------------------------------------------

Notes to Interest Rate Sensitivity Analysis Table:
  [1] The variance analysis above excludes non-interest rate sensitive earning assets and borrowed funds.
  [2] "Yield/Rate" is the interest income or interest expense, annualized, divided by the average respective outstanding balance for the period.
  [3] "Total Change" represents the change in the interest income or interest expense between the respective periods.
  [4] "Volume Variance" equals the change in average volumes (balances) between the periods times the previous period interest rate.
  [5] "Rate Variance" equals the change in yields or rates between the periods times the previous period average balance.
  [6] "Rate/Volume Variance" reflects the change in interest income or interest expense attributable to simultaneous changes in both rates and Volumes between the respective time periods.

The comparison of interest sensitive assets between the six month periods ended June 30, 1996 and 1997 shows higher yields in loan income before fees and lower yields in loan income when fees are included. The comparison of the three month period ended June 30, 1996 and 1997 shows the same increase in interest yield and decrease in yield when fees are factored in. The yields on investment portfolio are higher in both the three and six month periods. The comparison of interest sensitive liabilities in both the three and six month periods show no change in the rates paid on transaction accounts and a negligible increase in the rates paid on time and savings accounts. Balances in these accounts show a significant increase.

For loan income the increase in the level of commercial loans held in portfolio resulted in a positive volume variance and the `additional' interest realized on the development loan mentioned above resulted in an increase in yield and a positive rate variance. For the six month period, the result was an increase of $957,000 income, of which $887,000 was directly attributable to the larger portfolio balances and $72,000 to increased yields. A reduction in fee income resulted in a decrease of $931,000 in income when compared to the same six month period of 1996 and was affected by both change in deferral methods and by the increased liquidity position of local competitors. For the three months ended June 30, 1997 compared to the same period of 1996, loan income increased $680,000 of which $558,000 was due to larger portfolio balances and $96,000 to increased yields. Again, for this period, when loan fees and servicing income are factored in, the result is a decrease of $379,000 in total loan servicing and fee income. Because the Company is a large originator and seller of mortgage loans, fee income plays a major role in Company earnings, because when the Company sells loans, all of the deferred fee income on the sold loans is immediately recognized as income. Total loan and fee income yields decreased from 14.51% to 12.00% in the six month period and decreased from 14.35% to 12.37% in the three month period.

Income from Fed Funds and Mutual Funds decreased by $82,000 in the six month period and by $125,000 in the three month period ended June 30, 1997 over the same 1996 period. Both decreases were the result of reduced invested balances. Yield increases in both periods resulted in the addition of $8,000 and $10,000 in the six and three month periods respectively.

Higher yields on Investment Securities combined with an increase in the invested balances netted the Company an increase of $268,000 for the six month period and an increase of $163,000 for the three month period ending June 30, 1997 over the same 1996 period.

Interest bearing deposits with other financial institutions showed higher yields and lower invested balances which netted to a decrease in income. Matured time deposits have not been replaced.

Overall, total investment income increased by 23.6% or $180,000 for the six month and by 5.5% or $35,000 for the three month period

The cost of interest sensitive liabilities was higher on transaction accounts for both the six and three month periods as a result of increased balances. Despite the influx of deposits from the institutions acquired by out-of-state companies, rates remained substantially the same because of competition for the deposits among the community banks who, in management's opinion, were anxious to establish long-term profitable relationships with the businesses and individuals exiting the acquired institution. Over the six month period deposit costs increased $125,000 and over the three month period costs increased $72,000. Costs were also higher, for both periods, on time and savings deposits resulting from both an increase in balances and a slight increase in the rates paid on the deposits. Over the six month period ended June 30, 1997, costs increased $282,000 over the same 1996 period. Over the three month period the increase was $153,000. Rates increased from 5.17% to 5.20% over the three months ended June 30, 1997 and from 5.14% to 5.18% over the six month period of 1997 versus 1996.

In summary, on the asset side, increased commercial loan and investment portfolio levels increased income by $1,137,000 in the six months ended June 30, 1997 over the same period of 1996 and increased income by $715,000 in the three months ended June 30, 1997 over the same 1996 period. When fee income is included, the increase is income in the six months and three month periods in 1997 over 1996 is $206,000 and $337,000 respectively. When the increased costs of deposits of $407,000 and $225,000 for the respective six and three month periods are taken into account, the Company's net interest income differential, excluding servicing and fee income, increased $739,000 for the six month period and $493,000 for the three month period.

     Part II.

     Item 1.      Legal Proceedings.

                  The Company is subject to minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of management and the Company's counsel, the disposition of these claims will not have a material adverse affect on the financial position of the Company.

                  The Company's registration statement on Form S-4 dated March 25, 1997 (Commission File No. 333-23923) as amended April 14, 1997 and the form of Proxy Statement/Prospectus included therein described certain legal proceedings initiated by the Bank against Raymond B. Graber pertaining to Bank enforcement of Mr. Graber's personal guarantee of the debt of Outdoor Posters, Inc. During the most recent stage of this litigation, the First judicial District Court of the State of Nevada in and for Carson City had remanded the case to the arbitrator for specific clarifications as to the basis for the arbitrator's determination that Mr. Graber's personal guarantee was enforceable. In the opinion of management, the arbitrator's clarifications issued on May 6, 1997 strengthen the Bank's position in its attempt to enforce Mr. Graber's continuing guarantee.

     Item 2. Changes in Securities. On June 16, 1997, as a result of the agreement between the Bank and the Bancorp, each share of Comstock Bank common stock (Par Value: $0.50) was converted into two shares of Comstock Bancorp common stock (Par Value:
                  $0.01) as approved by the Bank's shareholders at the annual meeting.

                  At the organizational meeting of the Board of Directors which immediately followed the annual meeting, the following options were automatically granted under the Bank's Non-Employee Director Stock Option Plan (the "Directors' Plan"). As of June 16, 1997, the Directors' Plan was assumed by Bancorp. The data shown below are the resultant options granted after the conversion of the Bank options to Bancorp options under the one for two exchange discussed above. All of the options granted have a strike price of $6.125 and an expiration date of 5/28/07. The additional shares purchased were at a price of $6.125.

                       Automatic            Additional              Additional
Director            Option Grants        Shares Purchased        Options Granted
---------           -------------        ----------------        ---------------
Edward Allison           2,200                 400                       400
Stephen Benna            2,200                 200                       200
John Coombs              2,200                 800                       800
Michael Dyer             2,200               2,000                     2,000
Mervyn Matorian          2,200                   0                         0
Samuel McMullen          2,200                   0                         0


     Item 3.      Defaults Upon Senior Securities.  Not Applicable.

     Item 4.      Submission of Matters to a Vote of  Securities Holders.

                  a. An annual stockholders' meeting of Comstock Bank (the Company's predecessor as an issuer reporting under the Securities Exchange Act of 1934) was held on May 28, 1997 for holders of record as of April 7. There were 2,125,934 shares eligible to vote.

                  b. Included in the meeting was the election of directors. The following directors were elected to succeed themselves for a one year period or until their successors are elected and qualified or until their death or resignation. There was no solicitation in opposition to the nominees of the Board of Directors as listed in the Proxy Statement.

Director                For                  Withheld           Broker Non-Votes
---------         -----------------          --------           ----------------
Edward Allison        2,045,528                220                   7,511
Robert Barone         2,045,380                368                   7,511
Stephen Benna         2,045,528                220                   7,511
John Coombs           2,045,528                220                   7,511
Michael Dyer          2,045,528                220                   7,511
Mervyn Matorian       2,045,528                220                   7,511
Samuel McMullen       2,045,528                220                   7,511
Larry Platz           2,045,528                220                   7,511

                  c.   Other matters voted on:

                      1. Ratification of the appointment of Kafoury, Armstrong & Co. as independent auditors for the Company for the fiscal year ending December 31, 1997.

                            Number of  votes cast:
                              In Favor:                                2,053,259
                              Against or Withheld:                           295
                              Abstentions:                                10,600
                              Broker Non-Votes:                            9,809

                      2. Consider and vote upon the Plan of Reorganization pursuant to which each outstanding share of Comstock Bank Common Stock (other than shares held by stockholders exercising dissenters' rights) will be converted into and exchanged for two shares of Comstock Bancorp Common Stock and Comstock Bank will become a wholly-owned subsidiary of Comstock Bancorp.

                           Number of  votes cast:
                             In Favor:                                 1,230,074
                             Against or Withheld:                          2,722
                             Abstentions:                                  2,598
                             Broker Non-Votes:                           817,465

Item 5.           Other Information.  Not applicable.

Item 6.           Exhibits.   The  following   exhibits   are  filed   with   or
                  incorporated by reference into this Form 10-QSB (numbering corresponds to Exhibit Table in Item 601 of Regulation S-K):

                  No.     Exhibit                                     Page
                  ---     -------                                     ----
                  11.      Computation of per share earnings           26
                  27.      Financial Data Schedule                     28

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK BANCORP



         Date:   August 8, 1997                      /s/ Robert N. Barone
                 --------------                      --------------------
                                                     Robert N. Barone,
                                                     Chairman, CEO and Treasurer
                                                     (Principal Accounting
                                                      and Financial Officer)


         Date:    August 8, 1997                     /s/ Larry A. Platz
                  --------------                     ------------------
                                                     Larry A. Platz,
                                                     President and Secretary

                                COMSTOCK BANCORP
                                   EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE


     The following computation methodology is used to determine primary earnings per share:

     1.   The Stock Price:
                  The high "bid" and "low" asked prices are retrieved from the Nasdaq Stock Market on the last day of each quarter, and an average of these "bid" and "asked" prices are taken to determine the price for that particular end of quarter. The average of two such end of quarter averages is considered to be the stock price for the quarter.

                 Quarter        High         Low
                  Ended         Bid         Asked      Average
                 --------       -----       -----      -------
                 03/31/97       $6.00       $6.25      $6.125
                 06/30/97       $6.50       $7.25      $6.875
                                                       ------
                                Average:               $6.500

                 03/31/96       $4.63       $5.00      $4.813
                 06/30/96       $4.63       $4.88      $4.750
                                                       ------
                                Average:               $4.781

     2.   Options:
                  The number of "in the money" options is computed for the end of each period being measured based on the average computed stock price and assuming the exercise of the "in the money" options. A computation is made to determine how much money the Company would collect from the "strike" price of each option. Then, it is assumed that the Company would "repurchase" stock from the market, again using the above-determined stock price. Using the shares purchased by those assumed to be exercising, and subtracting the shares assumed to be "repurchased" by the Company, a net figure is determined. This is added to the number of outstanding shares in 3. below.

                  As of June 30, 1997, the number of "in the money" options was 797,432. If exercised, these would net the Company $2,449,979. The Company would use these funds to "repurchase" 376,920 shares at an average price of $6.50. On net, the options add 420,515 shares to the total outstanding shares in 3. below.

                  As of June 30, 1996, the number of "in the money" options was 700,032. If exercised, these would net the Company $2,204,608. The Company would use these funds to "repurchase" 461,094 shares at an average price of $4.781. On net, the options add 238,938 shares to the total outstanding shares in 3. below.

     3.   Shares Outstanding:

                  The shares outstanding at the end of each quarter are averaged between consecutive quarters to determine the average number of shares outstanding. The number of shares from 2. above is added to determine the average outstanding shares for purposes of the calculation of primary earnings per share. Note: the shares outstanding for all periods represented have been adjusted to reflect the one for two share conversion effective on June 16, 1997.


                  Quarter                     Quarter
                   Ended         Shares        Ended         Shares
                  --------      ---------     --------      ---------
                  03/31/97      4,611,588     03/31/96      4,405,560
                  06/30/97      4,756,280     06/30/96      4,472,106
                                ---------                   ---------
                  Average:      4,683,934     Average:      4,438,833



     4.   Determination of Primary Earnings Per Share:
                  For each quarter, the earnings are divided by the "average outstanding shares" as determined in 3. above to determine the earnings for the quarter. For the six month period, the earnings are divided by the average of the "average outstanding shares" to determine primary earnings per share.


                  Quarter                      Primary
                   Ended        Shares         Earnings           Shares
                  --------     ---------       --------           ------
                  03/31/97     4,572,606       $264,616           $ 0.06
                  06/30/97     4,683,934       $431,006           $ 0.09

                  03/31/96     4,216,201       $408,841           $ 0.10
                  06/31/96     4,438,833       $383,230           $ 0.09


                  6 Months                     Primary
                    Ended       Shares         Earnings           Shares
                  --------     ---------       --------           ------
                  06/30/97     4,633,831       $695,622           $ 0.15
                  06/30/96     4,301,503       $792,071           $ 0.18

                                COMSTOCK BANCORP
                                   EXHIBIT 27
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             FINANCIAL DATA SCHEDULE
                                                                  $ in Thousands
Cash and Due from Banks(Non-Interest Bearing)                             $8,487
Interest-bearing Deposits in Domestic Financial Institutions               1,395
Fed funds and Overnight Mutual Funds Sold                                  6,066
Trading Account Securities                                                    13
Investment and Mortgage back Securities Held for Sale                     13,086
Investment and Mortgage back Securities Held to Maturity-Carrying Value   11,170
Investment and Mortgage back Securities Held to Maturity - Market Value   11,099
Loans                                                                    114,928
Allowance for Credit Losses                                                  947
Total Assets                                                             166,595
Deposits                                                                 151,586
Short-term borrowings                                                         15
Other Liabilities                                                            575
Long-term debt                                                                 0
Preferred stock - manditory redemption                                         0
Preferred stock - no manditory redemption                                      0
Common Stock                                                                  44
Other Stockholders Equity                                                 14,375
Total Liabilities and Stockholders Equity                                166,595
Interest and Fees on Loans                                                 6,208
Interest and Dividends on Investments                                        637
Other Interest Income                                                        311
Total Interest Income                                                      7,155
Interest on Deposits                                                       2,540
Total Interest Expense                                                     2,540
Net Interest Income                                                        4,615
Provision for Loan Losses                                                    120
Investment Securities Gaines/Losses                                          (3)
Other Expense                                                              3,698
Income/Loss Before Income Tax                                                966
Income/Loss Before Extraordinary Items                                       966
Extraordinary Items, Less Tax                                                  0
Cumulative Change in Accounting Principals                                     0
Net Income or Loss                                                           966
Earnings Per Share - Primary                                                0.15
Earnings Per Share - Fully Diluted                                          0.13
Net Yield - interest earning assets - actual                               8.76%
Loans on Non-accrual                                                       2,575
Accruing Loans past due 90 Days or More                                       13
Troubled Debt Restructuring                                                    0
Potential Loan Problems                                                        0
Allowance for Loan Losses - Beginning of Period                              857
Total Charge-Offs                                                             57
Total Recoveries                                                              27
Allowance for Loan Losses - End of Period                                    947
Loan Loss Allowance allocated to Domestic Loans                              947
Loan Loss Allowance allocated to Foreign Loans                                 0
Loan Loss Allowance - Unallocated                                              0