Form 10QSB
period 1997-09-30
COMSTOCK BANCORP
filed 1997-11-13
CIK 1035733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997
                                       or

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

As of November 4, 1997: Common Stock - Authorized 15,000,000 shares at $0.01 par value; issued and outstanding - 4,423,668
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item
Number                                                                      Page
                         PART I - FINANCIAL INFORMATION

1.  Financial Statements

    Consolidated Statements of Condition
         September 30, 1997 and December 31, 1996                              4

    Consolidated Statements of Income
         Three and six months ended September 30, 1997 and 1996                5

    Consolidated Statements of Changes in Stockholders' Equity
          For the periods ended Sept. 30, 1996, December 31, 1996,
          and Sept. 30, 1997                                                   6

    Consolidated Statements of Cash Flows
          Nine months ended September 30, 1997 and 1996                        7

    Notes to Consolidated Financial Statements                                 8

2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11


                           PART II - OTHER INFORMATION

1.  Legal Proceedings                                                         25

2.  Changes in Securities                                                     25

3.  Defaults Upon Senior Securities                                           25

4.  Submission of Matters to a Vote of Securities' Holders                    25

5.  Other Information                                                         25

6.  Exhibits and Reports on Form 8-K                                          25

Signatures                                                                    26


Part I.           Financial Information

Item I.           Financial Statements

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CONDITION
                 As of September 30, 1997 and December 31, 1996
                             (Dollars in Thousands)

                                                    (Unaudited)      (Audited)
                                                  Sept. 30, 1997   Dec. 31, 1996
Assets:
Cash and Due from Banks (Non-Interest Bearing)      $10,793               $6,738
Fed funds and Overnight Mutual Funds Sold                 7               13,593
Interest-bearing Deposits in Domestic
  Financial Institutions                              1,294                1,498
Trading Account Securities                               13                   28
Investment Securities                                24,756               17,223
Federal Home Loan Bank Stock                            429                  378
Loans Held for Sale                                  10,649                7,806
Loans (Net of Deferred Fees)                        118,070               88,718
 Less:  Allowance for Credit Losses                     997                  857
                                                        ---                  ---
    Net Loans                                       127,722               95,667
                                                    -------               ------

Premises and Equipment                                7,648                6,447
Other Real Estate Owned                                   9                    0
Accrued Interest Receivable                             995                  840
Other Assets                                          4,315                2,568
                                                      -----                -----
  TOTAL ASSETS                                     $177,981             $144,980
                                                   ========             ========
Liabilities and Stockholders' Equity:
Deposits:
  Demand Deposits (Non-Interest Bearing)            $30,839              $26,334
  Savings, Money Market and NOW Accounts             58,154               51,717
  Time Deposits Under 100,000                        43,125               33,958
  Time Deposits $100,000 and Over                    25,589               19,295
                                                     ------               ------
    Total Deposits                                  157,707              131,304
                                                    -------              -------

Other Borrowed Funds                                  4,600                    0
Accrued Interest Payable                                210                  189
Accounts Payable and Accrued Expenses                   468                  478
Income Taxes Payable                                     88                    0
                                                         --                    -
  TOTAL LIABILITIES                                 163,073              131,971
                                                    -------              -------
Stockholders' Equity:
Common Stock-$0.01 par value, 15,000,000 shares
  authorized; 4,421,668 and 4,235,268 shares
  issued and outstanding on June 30, 1997 and
  December 31, 1996                                      44                   42
Paid-in Surplus                                       8,898                8,184
Unrealized Gain (Loss) on Securities Available
  for Sale, Net of Applicable Deferred Income Taxes     (11)                 (9)
Retained Earnings                                     5,976                4,792
                                                      -----                -----
  TOTAL STOCKHOLDERS' EQUITY                         14,908               13,009
                                                     ------               ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $177,981             $144,980
                                                   ========             ========
[See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1997 and 1996
                 (Dollars in Thousands except per share amounts)


                                                                  For the Three Months Ended           For the Nine Months Ended
                                                                (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
                                                              Sept. 30,1997      Sept. 30, 1996    Sept. 30, 1997    Sept. 30, 1996
                                                              -------------      --------------    --------------    --------------
Interest Income:
  Interest and Fees on Loans                                      $3,563             $3,464             $9,743           $9,647
  Interest on Investments and Interest-Bearing
    Deposits in Domestic Financial Institutions                      377                283              1,070              716
  Interest on Fed Funds and Overnight Mutual Funds                    73                225                328              562
                                                                      --                ---                ---              ---
    Total Interest Income                                          3,986              3,972             11,141           10,925
                                                                   -----              -----             ------           ------

Interest Expense:
  Interest on Deposits                                             1,418              1,135              3,958            3,268
Interest on Long-Term Debt                                            13                 13                 14               16
                                                                      --                 --                 --               --
    Total Interest Expense                                         1,431              1,148              3,972            3,284
                                                                   -----              -----              -----            -----
Net Interest Income                                                2,555              2,824              7,169            7,642
Provision for Credit Losses                                           60                 40                180              190
                                                                      --                 --                ---              ---
  Net Interest Income after Credit Loss Provision                  2,495              2,784              6,689            7,452
                                                                   -----              -----              -----            -----

Non-Interest Income:
  Service Charges on Deposit Accounts                                 71                 69                208              198
  Gain on Sale of Securities and Other Assets                          1                 23                (12)              29
  Other Income                                                        65                 16                111               66
                                                                      --                 --                ---               --
    Total Non-Interest Income                                        137                108                308              293
                                                                     ---                ---                ---              ---

Non-Interest Expense:
  Salaries and Employee Benefits                                   1,046              1,238              3,145            3,491
  Occupancy Expense                                                  198                131                532              389
  Furniture and Equipment Expense                                    154                116                415              350
  Other Operating Expenses                                           545                439              1,550            1,367
                                                                     ---                ---              -----            -----
    Total Non-Interest Expense                                     1,943              1,924              5,642            5,597
                                                                   -----              -----              -----            -----

Income before Taxes                                                  689                968              1,654            2,148


Provision for Income Taxes                                           201                315                470              701
                                                                     ---                ---                ---              ---

  NET INCOME                                                        $488               $653             $1,184           $1,446
                                                                    ====               ====             ======           ======

  Primary Earnings per Share                                       $0.10              $0.15              $0.25            $0.33
                                                                   =====              =====              =====            =====

              [See accompanying notes to financial statements and
                 Exhibit 11-Computation of earnings per share.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY For Periods Ended September 30,
                 1996, December 31, 1996, and September 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         Unrealized Gain/
                                                                       (Loss) on Securities
                                                            Retained    Held for Sale, Net          Total
                                        Common    Paid-in   Earnings       Of Applicable        Stockholders'
                                        Stock     Surplus   (Deficit)   Deferred Inc. Taxes         Equity

Balances, December 31, 1995              $42      $8,164     $2,700           ($21)                $10,885
  Net Income                                                  1,446                                  1,446
  Sale of Common Stock                                20                                                20
  Change in Unrealized Gain/(Loss)
    on Securities Available for Sale
    Net of Applicable Deferred
    Income Taxes                                                               (72)                    (72)


Balances, September 30, 1996             $42      $8,184     $4,147           ($93)                $12,279
  Net Income                                                    646                                    646
  Sale of Common Stock
  Change in Unrealized Gain/(Loss)
    on Securities Available for Sale
    Net of Applicable Deferred
    Income Taxes                                                                84                      84
                                                                                --                      --


Balances, December 31, 1996              $42      $8,184     $4,793            ($9)                $13,009
  Net Income                                                  1,184                                  1,184
  Sale of Common Stock                                 2        714                                    716
  Change in Unrealized Gain/(Loss)
    on Securities Available for Sale
    Net of Applicable Deferred
    Income Taxes                                                                (2)                     (2)
                                                                                ---                     ---

Balances, September 30, 1997             $44      $8,898    $5,977            ($11)                $14,908
                                         ===      ======    ======            =====                =======


[See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1997 and 1996
                             (Dollars in Thousands)
                                                  (Unaudited)       (Unaudited)
                                                Sept. 30, 1997    Sept. 30, 1996
Cash Flows from Operating Activities:
  Net Income                                          $1,184           $1,446
  Adjustments to Reconcile Net
    Income to Net Cash
Provided by Operating Activities:
  Provision for Credit Losses                            180              190
  Depreciation and Amortization                          488              373
  Net (Gain) Loss on Sale of Investment Securities         3                9
  Net (Gain) Loss on Sales of Trading Securities           9               (7)
  Purchases of Trading Securities                          0                0
  Proceeds from Sales of Trading Securities                0                0
 Amortization of Servicing Asset                           3                0
  Increase/(Decrease) in Deferred Taxes Due to
   Change in Unrealized Gain or Loss on Securities
   Available for Sale                                      1              (36)
Net (Increase) Decrease in:
  Accrued Interest Receivable                           (155)              99
  Other Assets                                        (1,783)              65
  Accrued Interest Payable                               (21)             (17)
  Loans Held For Sale                                 (2,843)           2,848
Net Increase (Decrease) in:
  Accounts Payable and Accrued Expenses                  (10)             (76)
  Income Taxes Payable                                    88               78
                                                          --               --
 NET CASH PROVIDED BY OPERATING ACTIVITIES           ($2,855)          $4,971

Cash Flows from Investing Activities:
 Net Change in Interest-Bearing Deposits in
  Domestic Financial Institutions                        204               46
 Proceeds from Sales of Available for Sale Securities      0            7,026
 Proceeds from Maturities of Available for
   Sale Securities                                     2,981
 Purchases of Available for Sale Securities           (6,410)          (8,879)
 Proceeds from Sales and Maturities of
   Investment Securities                               2,358              350
 Purchases of Investment Securities                   (6,657)          (2,427)
 Net Change in Loans Held to Maturity                (29,210)         (11,247)
 Purchases of Premises and Equipment, Net             (1,610)            (298)
 Purchase of FHLB Stock                                  (52)             (58)
                                                         ----             ----
  NET CASH PROVIDED FOR INVESTING                   ($38,396)        ($15,487)

Cash Flows from Financing Activities:
 Net Change in Demand, Savings, NOW
And Money Market Accounts                             10,943            5,697
 Net Change in Time Deposits                          15,461            9,351
 Proceeds on Line of Credit Payable                    4,600                0
 Payments on Other Liabilities                             0                0
 Proceeds from Sale of Common Stock, Net                 716               20
 Cash Dividends Paid                                       0                0
                                                           -                -
NET CASH PROVIDED BY FINANCING ACTIVITIES            $31,720          $15,068

Increase (Decrease) in Cash and Equivalents           (9,531)           4,552
Cash and Equivalents:
  Beginning of Period                                 20,331           11,082
                                                      ------           ------
End of Period                                        $10,800          $15,634
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

     The accompanying unaudited consolidated financial statements have been prepared in condensed format and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been reflected in the financial statements. The Company believes the disclosures herein are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Comstock Bank's Annual Report to shareholders for the fiscal year ended December 31, 1996 which is included in the Company's Registration Statement on Form S-4 dated March 25, 1997 (Commission File No. 333-23923). The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the nine months ended September 30, 1997.


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

     As of September 30, 1997, the Company recognized a servicing asset of $31,000. The servicing asset is carried at cost, less any valuation allowance and is classified as an other asset. The servicing asset is amortized over the expected remaining life of the underlying loans. The Bank amortized approximately $3,000 during the nine month period ended September 30, 1997. The fair value of the servicing asset as of September 30, 1997 based on current quoted market prices for similar instruments was estimated at $31,000, which exceeded the carrying value net of amortization by $3,000.

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

     Had SFAS 128 been in effect during the current and prior year periods, basic earnings per share would have been $.11 and $.15 for the quarter ending September 30, 1997 and 1996 respectively. Diluted earnings per share under SFAS 128 would have been $.10 and $.14 for the same periods. Basic earnings per share would have been $.27 and $.35 for the nine months ending September 30, 1997 and 1996 respectively, while diluted earnings per share would have been $.25 and $.33 for the same period.

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

     If SFAS 130 had been in effect during the current and prior year periods, comprehensive income for the nine months ending September 30, 1997 and 1996 would have been $1,186,000 and $1,407,000 respectively. Equity would have been unchanged on an after tax basis. For the quarters ended September 30, 1997 and 1996, comprehensive income would have been $492,000 and $706,000 respectively. For the same three month periods ending September 30, 1997 and 1996, equity would be unchanged on an after tax basis.


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

     Economic Conditions and Real Estate Risk. The Company's lending operations are concentrated in Northern and Southern Nevada. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions prevailing in these regions. If economic conditions in these regions worsen, the Company may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, the Company's ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy of previously made forward-looking statements.

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

     Financial Condition

     As of September 30, 1997, the Company's assets had grown from $145 million (measured as of December 31, 1996) to $178 million, an increase of $33 million. Using average assets rather than end of period figures, growth was $28.5 million, from an average of $142.4 million in December, 1996 to an average of $170.9 million in September, 1997. Management believes that the average asset measures are more indicative of asset size because of the large volume of mortgage loan closings, which occur during the last few days of each month. In addition, several title company clients' deposits swell the last few days of the month, as loan closings tend to be concentrated near month's end.

     Loan Volume
     The Company has two major lending departments, real estate and commercial. The real estate department specializes in single family home mortgage lending including construction loans for custom homes. The commercial lending department makes short-term commercial loans including real estate development loans, primarily residential land development. The loans made by the real estate department are generally fixed rate with 15 or 30 year maturities. Management does not believe such loans are an appropriate match for the generally short-term deposit liabilities the Company acquires, due to interest rate risk considerations. These loans are sold in the secondary market. But, because the commercial loans generally carry a variable rate or, if fixed in rate, generally have short maturities, management considers such loans appropriate for the Company's loan portfolio.

     Overall, loan volume (both real estate and commercial) decreased from $222.9 million of loan originations representing 1,545 loans in the nine months ended September 30, 1996 to $193.3 million representing 1,176 new loan originations in the nine months ended September 30, 1997, a 13.3% decrease in dollar volume and a 23.9% decrease in number of loans. For the quarter ended September 30, 1997, total loan originations were 7.3% lower in number (443 versus 478) than the same period of 1996 and the dollar volume of $73.0 (versus $72.4 million) million was .8% higher for the quarter ended September 30, 1997 compared to the same quarter of 1996. Management believes that the lower number of loans and lower dollar volume of 1997 versus the same 1996 period is partly due to the severe weather conditions which included an unusually hard winter as well as substantial flooding , and partly due to the heightened liquidity in the local financial institutions. (The flooding was so severe in early January, 1997, that there was a federal disaster declaration. Such a declaration for the area has never happened in the Company's history.) According to Rocky Mountain Statistical Reports, throughout the first three months of 1997, the Company maintained its market share of northern Nevada real estate originations (measured in dollars closed by the Company versus total dollars of real estate loans closed in the geographic area), an indication that the slow down was felt by all real estate lenders. In the 6 months ended September 30, 1997 (i.e., excluding the first quarter and excluding the now closed Las Vegas real estate office), the dollar volume of real estate loans was $1.4 million lower, and the dollar volume of commercial lending was $6.0 million higher than in the same 1996 period.

     In 1997, northern Nevada community financial institutions experienced large liquidity increases. Management believes that recent acquisitions of Nevada financial institutions by large out-of-state institutions created a significant opportunity during 1997 for local institutions, including the Company, to lure deposit customers away from the acquired institutions. As a result of the large liquidity infusion at local community oriented financial institutions, there has been downward pressure on the Bank's interest margins and fee structures. Furthermore, management has refused to lower traditional underwriting guidelines by reducing prices and terms to higher risk credits, a practice it sees at the other local community financial institutions with excess liquidity. Management believes that its posture on this issue will pay off in the long-term. As a result, commercial loan volume in the nine months ended September 30, 1997 was below the level generated in the same 1996 period in number of loans originated.

     The Northern Nevada Real Estate Division originated 261 loans for a dollar volume of $36.2 million in the three months ended September 30, 1997 compared to 254 loans for a dollar volume of $33.7 million in the same period of 1996. For the nine month period ended September 30, 1997, total real estate loan originations in the Bank's northern Nevada real estate area included 667 loans for a dollar volume of $94.8 million compared to 799 loans at a dollar volume of $106.5 million for the same period of 1996. The statistics for the Southern Nevada Real Estate Division (Las Vegas) were: 35 loans for $5.6 million in the three months ended September 30, 1996 versus zero originations for the same 1997 period and 166 loans for $22.1 million for the nine months ended September 30, 1996 versus 20 loans for $2.5 million for the same period of 1997. In April, the Company closed the Las Vegas real estate office due to high personnel turnover and low lending volumes.

                      Total Residential Real Estate Lending

   Three Months            ---Number---                Volume (Mill $)
        Ended            1997     1996       1995      1997       1996      1995
                         ----     ----       ----      ----       ----      ----
March 31                  185      349        205     $25.8      $44.9     $28.5
June 30                   241      327        335     $35.4      $44.4     $40.5
September 30              261      289        382     $36.2      $39.4     $48.7
December 31               N/A      281        320      N/A       $41.5     $42.5
                          ---      ---        ---     -----      -----     -----
       Total              687    1,246      1,242     $97.4     $170.2    $160.2

     The Commercial Division originated 489 loans for $96.0 million in the nine months ended September 30, 1997 versus 580 loans for $94.2 million in same 1996 period. For the three month period ended September 30, 1997 the Commercial Division originated 182 loans for $36.7 million versus 189 loans for $33.0 million for the same period of 1996. Despite the closure of the Las Vegas real estate office, the commercial loan department continues to make commercial real estate loans in the Las Vegas market as a result of continuing relationships with borrowers, referrals, and as an overline lender with small commercial banks in Las Vegas.

      For the month of September, 1997, the average balance of the Company's loan portfolio was $123.8 million and represented an average loan/deposit ratio in excess of 82.7%. The average balance for the same year earlier period was $92.6 million representing an average loan/deposit ratio of 75.9%. The result of the increase in the level of loans in the Company's loan portfolios caused loan interest income to increase $398,000 (16.8%) in the three months ended September 30, 1997 as compared to the same period of 1996 and to increase $1,355,000 (21.1%) in the nine months ended September 30, 1997 as compared to the same 1996 period.

     Management has noted that the larger banks in the state have begun intense lending campaigns. This was in contrast to the withdrawal of the large banks from the lending marketplace in the recession in the early part of the decade. In addition, management notes that other smaller institutions and some larger out of state institutions have entered the northern Nevada mortgage market. Such an increase in competition has had a negative impact on the mortgage lending growth rates, and also on the profit margins for these loans. In the third quarter, management began to implement technologies which will significantly speed up the application, approval, and funding times in the real estate department. Management believes that the technologies will improve its competitiveness in the marketplace by allowing very rapid loan approvals, perhaps even in the field at time of first contact with the client and by attracting realtor business by reducing the waiting time for the realtor commission. The new technologies will also allow the process to be less people intensive, thereby reducing costs for the Company which will show up either directly to the bottom line, or in the form of higher volume if the cost savings are passed on.

     Late in the first quarter of 1996, mortgage interest rates began to fall and continued lower until February, 1997. This stimulated residential mortgage activity. Loan origination volumes are dependent on interest rate levels and an escalation of rates could adversely impact Company profits. Rates began to increase in the first quarter of 1997 as speculation that the Federal Reserve would increase the Federal Funds rate. In late March, 1997, the Federal Reserve did increase the Federal Funds rate by 25 basis points, causing a similar rise in interest rates all along the yield curve. However, because inflation has remained benign, market interest rates, especially at the long end of the maturity spectrum of the yield curve, fell throughout the summer months, increasing demand for mortgage loans on the national level. The Company benefited from this trend. There continues to be uncertainty as to the direction of rates and inflation and the impact on rates of the Asian currency crises which culminated in extreme volatility in equity markets throughout the world in late October. In order to mitigate the possibility of adverse impacts from interest rate movements, management has significantly expanded the Company's loan portfolios with interest sensitive assets. This is an effort to provide the Company a more stable income base. When interest rates rise and loan volume declines in the mortgage business, income on the loan portfolio will rise to offset the mortgage business decline. On the other hand, if rates fall, the lower interest income from the loan portfolio will be offset by rising loan volume and fee income in the mortgage business.

     Asset Quality
     The Company's asset quality is often measured by its delinquencies and non-performing assets. As of September 30, 1997 the Company had non-performing (non-accruing) loans of approximately $2.6 million, comprised of two fully secured construction and development loans totaling $2.3 million and two commercial loans totaling $305,000. The Company had $353,000 of loans past due 90 days or more that were still accruing. As of September 30, 1997, the Company had one property, with a value of $9,000, taken as repayment on a loan. This asset is designated as "Other Real Estate Owned" property. In the same period of 1996, the Company had no properties taken in foreclosure.

     Deposit Volumes
     As of September 30, 1997, the Company's deposit base had grown from $131.3 million (measured as of December 31, 1996) to $157.7 million, an increase of $26.4 million (20.1%). Using average balances rather than end of period figures, deposits grew $29.2 million (24.1%), from an average of $120.9 million in December, 1996 to $150.1 million in September, 1997. The increase is partially attributed to the addition of a fourth full service branch location in February of 1997, a fifth full service branch location in July of 1997 and to the influx of deposits transferred from the branches of financial institutions recently acquired by large out-of-state companies. Management believes the deposit base will continue to grow for two reasons: 1) the continued economic growth in the northern Nevada region and 2) management's strategic goal of marketing to small business clients.

     Based on the most recent estimates available from the U.S. Census Bureau, Nevada's population grew faster than any other state's population between July 1, 1995 and July 1, 1996. Within Nevada, Las Vegas and environs is the most rapidly growing metropolitan area. Based on information available from the Nevada State Demographer's Office as of October 1997, the Bank's deposit service area of Washoe County has experienced population growth of approximately 45% over the last 13 years. The deposit service area of Carson City grew 41% over the same period. Reno, in Washoe County, is expected to remain Nevada's second largest city through the end of the century, with a projected population growth of 3.4% from July 1, 1996 to July 1, 2000. According to estimates from the Nevada State Demographer's office, Las Vegas and the surrounding cities are projected to have even more rapid growth through the end of the century (population growth projected to be in excess of 17%). As a locally managed community banking organization, the Company is well positioned for continued growth.

     Liquidity
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash, short-term investments and lines of credit from other financial institutions are the Company's primary sources of asset liquidity. As a result of its loan and deposit growth, the Company's liquidity, as measured by the ratio of cash, overnight investments less required reserves to total liabilities, stood at 21.9% as of September 30, 1997, a decrease from 29.2% on September 30, 1996. The investment portfolio is a principal source of secondary asset liquidity.

     The FASB's accounting rules, beginning in 1994, required the Company to mark to market a portfolio, which could be sold prior to maturity. Management believes that this accounting policy, known as SFAS 115, has skewed, and will continue to skew, Company investments toward the very short end of the maturity spectrum in order to prevent large fluctuations in the value of the "available-for-sale" portfolio. This has and will continue to result in overall investment portfolio yields that are lower than they otherwise would have been in the absence of the SFAS 115 rules. The Company's "available-for-sale" portfolio consists of $5.7 million in U.S. Treasury and Agency securities with various maturities of two years or less, $5.4 million in mortgage backed securities (non-derivative types), $2.2 million in tax exempt municipal bonds and $429,000 in Federal Home Loan Bank stock. Management estimates that the duration of the "available-for-sale" portfolio was approximately 1.5 years on September 30, 1997. Management believes the investments in the "available-for-sale" portfolio should be of short duration so that "interest rate risk" is low and capital fluctuations, as a result of the mark to market requirements of SFAS 115, are manageable in the volatile interest rate environment in which the Company is operating. As of December 31, 1996, the value of the "available-for-sale" portfolio was $14,000 below its book value. As of September 30, 1997, the market value of the "available-for-sale" portfolio was $11,000 below book value.

     The Company also has a $11.5 million book value portfolio of "held-to-maturity" securities as defined by SFAS 115. These securities cannot be sold in the normal course of business and must be held to maturity. In the second half of 1996, due to rising liquidity, the Company decided to add longer term higher yielding mortgage paper and municipal securities to the investment portfolio. The mortgage paper can be pledged to the Federal Home Loan Bank of San Francisco (see Borrowing Capacity below) and turned into cash should the need for liquidity arise in the future. As of September 30, 1997, management estimates that the duration of the portfolio was approximately 2.5 years. The market value was $39,000 below book value. In contrast, at December 31, 1996, the book value of this portfolio was $5.5 million with an unrealized loss of $77,000.

     Borrowing Capacity
     The Company maintains a secured line of credit at the Federal Home Loan Bank of San Francisco (FHLB) which is available for up to 30% of the Company's assets. As of September 30, 1997, the Company had collateralized this line with loans and securities giving the Bank approximately $23 million of borrowing capacity. The Company has a $2 million line of credit with Union Bank of California to meet short term funding requirements. This line has a $200,000 compensating balance. As of September 30, 1997, there was an outstanding draw of $3 million on the FHLB line maturing in September of 2000. The Company also has a $30,000 line of credit with InterWest Bank for the cash requirements of the holding company. As of September 30, 1997, there were no outstanding balances on this line. Both the FHLB and Union Bank of California are routinely used for the purchase or sale of overnight Federal funds. First USA Bank has also been utilized for the sale of Federal funds since August, 1995. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco for short periods of time.

     Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company's end of period ratio of loans to deposits, as of September 30, 1997, was 82.7%. Management believes that the Company's liquidity sources are adequate to meet its current operating needs and any additional needs that may be generated by lending activities.

     Capital Base
     The capital base for the Company increased by $1,899,000 during the nine months ended September 30, 1997 of which $1,184,000 was generated from profits, $716,000 was the result of exercised employee stock options and stockholder warrants and $2,000 was lost on the SFAB 115 mark to market adjustment on the "available-for-sale" portfolio. In March, in conjunction with the formation of the holding company (Comstock Bancorp), the Company called outstanding warrants to purchase 103,400 shares of Common Stock at $7.73 per share. The warrant holders were given the option to accept similar but more restrictive warrants in Comstock Bancorp if approved by the shareholders of Comstock Bank at the annual meeting held on May 28, 1997. By the May 16, 1997 call date, 77,000 of the 103,400 shares were exercised. As a result of the conversion of Bank stock to Company stock on a 1 for 2 basis, the remaining warrants to purchase 26,400 shares of Bank stock were converted to warrants to purchase 52,800 shares of Bancorp stock at $3.86 per share. Such stock, when and if issued, will carry restrictions regarding its resalability.

     Capital Adequacy
     As of December 31, 1990, a regulatory risk-based capital adequacy standard became effective. The risk-based capital requirements were phased in over a period of two years with the final implementation effective on December 31, 1992. In addition, the regulatory agencies have continued the process of fine tuning the capital standards to meet their current policy objectives, and it is likely that the standards will undergo further change. The table below compares the risk-based capital ratios as of September 30, 1997 for Comstock Bank and Comstock Bancorp with December 31, 1992 minimum requirements:
                                 Comstock          Comstock         1992 Minimum
                                   Bank             Bancorp         Requirements
Tier I (core capital)             11.14%            11.2 3%             4.0%
Total capital                     11.88%            11.98 %             8.0%
Leverage ratio                     8.87%             8.89%              3.0%

                         COMSTOCK BANCORP AND SUBSIDIARY

 RESULTS OF OPERATIONS (Three and Nine Months Ended September 30, 1997 and 1996)

     The company earned $1,184,000 in the nine months ended September 30,1997, a decrease in post tax earnings of 18.1% when compared to the $1,446,000 earned for the nine months ended September 30, 1996. On a per share basis, earnings were $.25 through September 30, 1997 versus $.33 for the same period of 1996 (see exhibit (a) 11 for earnings per share computations). For the three months ended September 30, 1997, the Company earned $488,000, a decrease of 25.3% or $165,000 over the same period of 1996. On a per share basis, earnings for the three month period were $.10 for the period ending September 30, 1997 versus $.15 for the same period of 1996. Return on average assets for the nine months ended September 30, 1997 was 1.01% versus 1.47% for the same 1996 period. Return on average equity was 11.39% versus 16.74% in the 1996 comparable period.

     Management believes that the following items had the largest impacts on income for the three and nine month periods ended September 30, 1997:

         1. Because construction and housing sales slow down in the winter, especially in the first quarter in northern Nevada, the Company generally experiences seasonality in its real estate lending. In early January, the Reno/Sparks area and much of northern Nevada experienced severe flooding which management believes exacerbated the seasonal lending patterns in northern Nevada.

         2. For the nine months ended September 30, 1997, loan volumes decreased when compared to the same year earlier period as a result of increased liquidity at other community financial institutions and the resulting increased risk those institutions appeared to be willing to accept in order to invest that liquidity.

         3. Third quarter earnings were augmented by the receipt of `additional' interest from a development loan in the Company's portfolio. Under the terms of the loan, the Company collects normal interest payments plus an additional $2,100 for each lot the developer sells. In the third quarter 28 lots were sold, producing "additional interest" income of $58,800. In the first nine months of 1997, 134 lots were sold, adding $281,400 in additional pre-tax income. In the third quarter of 1996, 128 lots were sold, adding $268,800 to pre-tax income. No lots were sold prior to the third quarter of 1996. To date, 262 lots have sold and 549 remain to be sold. The table below provides the above data in a tabular format.

                           Loan Interest Income ($000)

                                   Nine months ended          Three months ended
                                       Sept. 30                    Sept. 30
                                   1997         1996          1997          1996
                                   ----         ----          ----          ----
Loan Interest Income              9,082        7,575         3,223         2,667
Additional Interest Income          281          269            59           269

         4. The effective tax rate for the first nine months of 1997 was 28.4% as compared to 32.7% for same 1996 period. The reduction is due to the exercise of employee stock options in 1997, which increase compensation expense for tax (but not for financial accounting) purposes, and to increased investments in tax exempt municipal securities.

         5. The Company is required to calculate its quarterly regulatory Call Report in accordance with rules prescribed by the regulatory authorities. While Call Report accounting rules generally attempt to follow GAAP, they do not always do so. In addition, GAAP often has different valid approaches for the same accounting problem (FIFO and LIFO in inventory accounting being an example). At the start of 1997, as a result of regulatory recommendations on the Company's accounting practices, the Company decided that it would defer a greater portion of the commercial and residential construction and lot loan fee income than had previously been the Company's practice. In addition, for the first time, again due to regulatory recommendations, the Company began to apply some of the fees as a contra-expense. The Company believes that the accounting practices for fee income deferral prior to the adoption of the regulatory recommendations were in accordance with GAAP, and the Company's independent accountant so certified the 1996 financial statements. The Company adopted the accounting changes recommended by the regulators (which are also in accordance with GAAP) for its financial statements so that the Company would not have to calculate two sets of financial books, one for the regulatory Call Report, and one for financial accounting purposes.

              The changes in loan fee deferrals and expense recognition had an impact on the Company's reported earnings which management believes must be adjusted to make valid comparisons with the prior year's data. Management has estimated that changes in accounting for loan fee deferrals trimmed $201,000 from pre tax income from what income would have been had management used the fee deferral accounting that it used in 1996. (It is important to note that such income has not been lost, but simply deferred to future periods.) In addition, due to the changes in expense recognition, the Company credited $640,000 from fee income to offset salary and benefits costs in the first nine months of 1997, and $255,000 in the three months ended September 30, 1997. Management believes that a more appropriate comparison for fee income between 1997 and 1996 for the nine months ended September 30, 1997 to be $2,821,000 (composed of the $1,980,000 reported plus the $201,000 and the $640,000 discussed above). This represents a 12.9% decrease in fee income for the nine months ended September 30, 1997 versus the same period of 1996 and is more in line with the 13.3% drop in the dollar volume of loans than the 38.9% reduction in fee income in the reported numbers. For the three month period ended September 30, 1997, management estimates that changes in loan fee deferrals trimmed $5,000 from pre tax income. The adjusted comparison for fee income for the three month period of 1997 would be $1,034,000 (composed of the $774,000 reported plus the $5,000 deferral estimate and the $255,000 credited against salaries and benefits). This represents a 6.0% decrease in fee income in the three month period of 1997 versus the same period of 1996. This, too, is more in line with the 7.3% decrease in number of loans and .8% increase in the dollar volume than the 29.6% difference in the dollars in the reported fee income for the three month period.

              The table below shows actual loan fee and servicing income as reported for the nine and three month periods of 1997 and 1996 and management's estimated adjustments to the 1997 data had the accounting for deferred fees been the same.

                      Loan and Servicing Fee Income ($000)

                               Nine months ended              Three months ended
                                   Sept. 30                         Sept. 30
                               -----------------              ------------------
As reported: 1997                    1,980                             774
As reported: 1996                    3,239                           1,100
1997 adjusted for accounting
   differences                       2,821                           1,034

              Salaries and employee benefits showed a decline from 1996 levels in both the three and nine month periods. However, the declines were caused by the changes in accounting for deferred fees discussed above. Under the regulatory recommendations, some of the fees the Company formerly booked as income have been transferred to offset commissions earned by the originating loan representative, and thus impact salaries and benefits. Had the accounting been the same for both 1997 and 1996, the salary and benefit account would have excluded $640,000 in fees credited to this account for the nine months ended September 30, 1997 and $255,000 credited in the three months then ended. As a result, on a comparable basis with 1996, salaries and benefits would have increased by $304,000 (12.1%) for the nine months ended September 30, 1997. For the third quarter of 1997, on a comparable basis, salaries and benefits would have increased $63,000 (5.1%) over the third quarter of 1996. The table below shows actual salaries and benefits as reported for 1997 and 1996 nine and three month periods, and management's estimated adjustments to the 1997 data had the accounting for fee income not changed.

                       Salary and Benefit Expenses ($000)
                               Nine months ended              Three months ended
                                   Sept. 30                         Sept. 30
                               -----------------              ------------------
As reported: 1997                    3,145                            1,046
As reported: 1996                    3,491                            1,238
1997 adjusted for accounting
   differences                       3,785                            1,301


         6. Management has estimated that the change in loan fee deferrals and expense recognition resulted in a timing difference of $129,000 ($.027 per share) in primary earnings for the nine months ended September 30, 1997. For the three month period, the estimated difference in earnings was $3,000 ($.001 per share). Management estimates that the change will impact future earning comparisons to a much lesser extent than the impact on first and second quarter of 1997, and that the impact will be neutralized by the first quarter of 1998 as larger amounts of fees already deferred accrete to income.

          7. Non-interest rate related events also had a significant impact on net income. Non-interest income increased by $15,000 for the nine months ended September 30, 1997 over the same period of 1996, as a result of increased deposit service charges generated by the addition of two branch locations and as a result of fees earned on a new accounts receivable servicing product. The Company committed a significant amount of resources for expansion in 1997. As a result of the new Galena and Sparks branches, the lease and remodel of the new operations center, and a partial remodel of the headquarters building, occupancy expenses rose $143,000 (36.8%), and furniture and equipment expenses rose $65,000 (18.6%) when comparing the nine months ended September 30, 1997 to the same 1996 period. For the third quarter of 1997, occupancy expenses rose $67,000 (51.1%), and furniture and equipment expenses rose $38,000 (32.8%) versus the third quarter of 1996. The Company also purchased an acre of land for future branch expansion. The deployment of capital for additional branches is a strategy that enhances the Company's deposit acquisition capability. Management believes that the Company needs a strong presence in northern Nevada to continue on the growth path of the recent past.

              The  Company  provided  $10,000  less  to its  loan  loss  reserve
              (Provision for Credit Losses) in the first nine months of 1997 than it did in the same 1996 period. The contribution to the loan loss reserve for the third quarter of 1997 was $20,000 greater than the same period of 1996.

              Other operating expenses rose $183,000 (13.4%) in the nine months ended September 30, 1997 over the same 1996 period. For the third quarter, other operating expenses rose $106,000 (24.1%) for 1997 over the third quarter of 1996. The increase in other operating expenses for both the three and nine months periods ended September 30, 1997 was the result of increased advertising and data processing costs.

         8. The Company committed a significant amount of resources for technological modernization in 1997. The Company successfully migrated from its computer service bureau to an in-house system in October, 1997. Deployment of electronic products and services has been scheduled for the next several quarters.

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

              Capital investments of nearly $2 million (including both branch expansion and technology) have an initial start-up period in which there are zero or negative returns. Because of the volume of such investments in 1997, management believes that the ROA and ROE are likely to be lower for the immediate future than they have been in the recent past. Management also believes that such investments are necessary for future returns to match those of the recent past.

The following Interest Rate Sensitivity Analysis Tables provide a picture of income and interest sensitivity for selected categories in a comparative format for the three and nine month periods ended September 30, 1997 and 1996. The tables show the interest sensitive assets and liabilities in both periods, their yields, the difference in income, and the amount of the difference due to volume change, rate change, and the combination of volume and rate change.

                                COMSTOCK BANCORP
                 CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
             For the Three Months Ended September 30, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Rate/
                            (Unaudited)     Yield/      (Unaudited)       Yield/      Total       Volume        Rate       Volume
For Quarter Ended:         Sept. 30,1997     Rate      Sept. 30, 1996      Rate       Change     Variance     Variance    Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income                  $2,761,358      9.36%       $2,363,532       10.57%     $397,826    $756,227     ($271,525)  ($86,876)
Loan Fees and
  Servicing Income              774,212                   1,100,313                  (326,100)          -             -          -
                                -------                   ---------                  ---------
  Total Loan, Servicing,
   And Fee Income             3,535,570     11.98%        3,463,844       15.49%       71,726           -             -          -

------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income                    73,114      5.59%          225,216        5.41%     (152,102)   (154,393)        7,285     (4,994)
Income from
  Investment Securities         347,994      5.68%          249,057        5.78%       98,937     105,586        (4,669)    (1,980)
Interest-Bearing
  Deposit Income                 21,906      6.48%           28,073        6.40%       (6,166)     (6,451)          369        (85)
                                 ------                      ------                    -------     -------          ---        ----
  Total Investment Income       443,014      5.70%          502,346        5.64%      (59,332)    (63,623)        4,913       (622)

Trading Account Assets
  And Other Investments           7,316      6.59%            5,633        5.47%        1,683         441         1,151         90
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income      $3,204,373      8.57%       $2,865,878        9.14%     $338,494    $692,604     ($266,612)   $87,498
  Total Interest, Servicing,
    Fee, and Trading
    Account Income           $3,985,901     10.66%       $3,971,824       12.66%      $14,077           -             -          -
------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts         $394,581      3.26%         $349,211        3.38%      $45,370      59,825       (12,340)    (2,114)
  Time and Savings
   Deposits                   1,023,363      5.28%          785,744        5.04%      237,620     191,285        37,263      9,071
                              ---------                     -------                   -------     -------        ------      -----
   Total Deposit
      Interest Expense        1,417,944      4.50%        1,134,954        4.38%      282,990     243,696        32,348      6,946
------------------------------------------------------------------------------------------------------------------------------------
BORROWED FUNDS:
  Other Borrowed Funds           13,462      6.46%           12,996        5.52%         $466     ($1,465)
    Total Interest Expense   $1,431,406      4.52%       $1,147,950        4.39%     $283,456    $243,095       $33,307     $7,053
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
 DIFFERENTIAL                $1,772,967      4.05%       $1,717,928        4.75%      $55,039    $449,509     ($299,919)  ($94,552)
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL                $2,554,495      6.14%       $2,823,874        8.27%    ($269,379)          -             -          -
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

                                COMSTOCK BANCORP
                       INTEREST RATE SENSITIVITY ANALYSIS
              For the Nine Months Ended September 30, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Rate/
                            (Unaudited)     Yield/      (Unaudited)       Yield/      Total       Volume        Rate       Volume
Year-To-Date Ended:        Sept. 30,1997     Rate      Sept. 30, 1996      Rate       Change     Variance     Variance    Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income                  $7,762,766      9.55%       $6,407,913        9.86%   $1,354,853   $1,625,538   ($197,112)  ($50,186)
Loan Fees and
  Servicing Income            1,980,487                   3,238,745                (1,258,258)           -           -          -
                              ---------                   ---------                -----------
  Total Loan, Servicing,
   And Fee Income             9,743,254     11.99%        9,646,658       14.84%       96,596            -           -          -

------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income                   327,803      5.46%          562,349        5.34%     (234,546)    (239,266)     11,819     (5,047)
Income from
  Investment Securities         984,840      5.93%          618,412        5.54%      366,428      304,854      42,703     21,128
Interest-Bearing
  Deposit Income                 79,954      6.52%           82,589        6.40%      (11,635)     (12,692)      1,606       (248)
                                 ------                      ------                   --------     --------      -----       -----
  Total Investment Income     1,383,597      5.83%        1,263,350        5.50%      120,247       45,357      76,735      2,765

Trading Account Assets
  And Other Investments          14,248      4.47%           15,466        5.21%       (1,217)       1,176      (2,171)      (166)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income      $9,160,611      8.70%       $7,671,263        8.69%   $1,489,348  $1,506,637        $8,945     $1,763
  Total Interest, Servicing,
    Fee, and Trading
    Account Income          $11,155,347     10.60%      $10,925,475       12.38%     $229,872           -             -          -
------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts       $1,110,665      3.27%         $940,340        3.34%     $170,325     198,092       (20,088)    (4,247)
  Time and Savings
   Deposits                   2,847,271      5.21%        2,327,527        5.10%      519,744     468,170        49,978     10,090
                              ---------                   ---------                   -------     -------        ------      -----
   Total Deposit
      Interest Expense        3,957,936      4.47%        3,267,867        4.43%      690,069     669,187        27,215      5,593
------------------------------------------------------------------------------------------------------------------------------------
BORROWED FUNDS:
  Other Borrowed Funds           13,748      6.70%           15,972        6.34%       (2,224)    ($2,909)          909       (166)
    Total Interest Expense   $3,971,684      4.47%       $3,283,839        4.44%     $687,844    $668,131       $26,322     $5,375
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
 DIFFERENTIAL                $5,188,928      4.23%       $4,387,424        4.25%     $801,504    $838,506      ($17,378)   ($3,612)
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL                $7,183,663      6.12%       $7,641,636        7.94%    ($457,973)          -             -          -
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

The comparison of interest sensitive assets between the nine month periods ended September 30, 1996 and 1997 shows lower yields in loan income both before fees and when fees are included. The comparison of the three month period ended September 30, 1996 and 1997 shows the same decrease in interest yield and in yield when fees are factored in. The yields on investment portfolio are higher in the nine month period ended September 30, 1997 than the same period of 1996. For the three month period ended September 30, 1997, yields are higher in the federal funds, mutual funds and interest bearing deposit portfolios but slightly lower in the investment securities portfolio over the same period of 1996. The comparison of interest sensitive liabilities in both the three and nine month periods show an increase in rates on time and savings accounts and a decrease in rates on transaction accounts, netting to an overall increase in rates paid on deposit accounts.

For loan income the increase in the level of commercial loans held in portfolio resulted in a positive volume variance and the increased pressure from the highly liquid local institutions mentioned above resulted in a decrease in yield and a negative rate variance. For the nine month period, the result was an increase of $1,355,000 income, of which $1,626,000 was directly attributable to the larger portfolio balances and ($197,000) to decreased yields. A reduction in fee income resulted in a decrease of ($1,258,000) in income when compared to the same nine month period of 1996 and was affected by the change in fee deferral methods and lower loan volumes. For the three months ended September 30, 1997 compared to the same period of 1996, loan income increased $398,000 of which $756,000 was due to larger portfolio balances and ($271,525) to decreased yields ($210,000 of this amount is from the difference in "additional interest" income discussed above). Again, for this period, when loan fees and servicing income are factored in, the result is a decrease of ($326,000) in total loan servicing and fee income. Because the Company is a large originator and seller of mortgage loans, fee income plays a major role in Company earnings, because when the Company sells loans, all of the deferred fee income on the sold loans is immediately recognized as income. Total loan and fee income yields decreased from 14.84% to 11.99% in the nine month period and decreased from 15.49% to 11.98% in the three month period.

Income from Fed Funds and Mutual Funds decreased by ($235,000) in the nine month period and by ($152,000) in the three month period ended September 30, 1997 over the same 1996 period. Both decreases were the result of reduced invested balances. Yield increases in both periods resulted in the addition of $12,000 and $7,000 in the nine and three month periods respectively.

Higher yields on Investment Securities combined with an increase in the invested balances netted the Company an increase of $366,000 for the nine month period and increased invested balances resulted in a $99,000 increase in income for the three month period ending September 30, 1997 over the same 1996 period.

Interest bearing deposits with other financial institutions showed higher yields and lower invested balances, which netted to a decrease in income for both the nine and three month periods. Matured time deposits have not been replaced.

Overall, total investment income increased by 9.5% or $120,000 for the nine months and decreased by 11.8% or ($59,000) for the three month period. The decrease in the three month period is volume related and is the result of a deployment of overnight fund balances into the higher yielding loan portfolios.

The cost of interest sensitive liabilities was lower on transaction accounts for both the nine and three month periods ended September 30, 1997 over the same periods of 1996 and was the result of an influx of deposits from the institutions acquired by out-of-state companies. The cost of time and savings deposits was higher for both the nine and three month periods as a result of higher short-term interest rates resulting from the March, 1997 increase in the Federal Funds rate by the Federal Reserve. Over the nine month period total deposit costs increased $690,000 and over the three month period costs increased $283,000, largely due to increased balances. Rates increased from 4.38% to 4.50% over the three months ended September 30, 1997 and from 4.43% to 4.47% over the nine month period of 1997 versus 1996.

In summary, on the asset side, larger loan and investment securities portfolio levels increased income by $1,489,000 in the nine months ended September 30, 1997 over the same period of 1996 and increased income by $338,000 in the three months ended September 30, 1997 over the same 1996 period. When fee income is included, the increase in income for total earning assets, in the nine month and three month periods in 1997 over 1996 is $230,000 and $14,000 respectively. When the increased costs of deposits of $690,000 and $283,000 for the respective nine and three month periods are taken into account, the Company's net interest income differential, excluding servicing and fee income, increased $802,000 for the nine month period and $55,000 for the three month period. With fee income included, the net interest income differential fell ($458,000) for the nine month period, and ($269,000) for the three month period ending September 30, 1997.

     Part II.

     Item 1.      Legal Proceedings.

                  The Company is subject to minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of management and the Company's counsel, the disposition of these claims will not have a material adverse affect on the financial position of the Company.

                  In the matter of Comstock Bank vs. Raymond B. Graber pertaining to the Bank's enforcement of Mr. Graber's personal guarantee of the debt of Outdoor Posters, Inc., there has been no material change in the status of this case since the Company's last 10QSB report.

     Item 2.      Changes in Securities.  None.

     Item 3.      Defaults Upon Senior Securities.  Not Applicable.

     Item 4.      Submission of Matters to a Vote of  Securities Holders.  None.

     Item 5.      Other Information.  Not applicable.

     Item 6.      Exhibits.   The   following   exhibits   are  filed   with  or
                  incorporated by reference into this Form 10-QSB (numbering corresponds to Exhibit Table in Item 601 of Regulation S-K):

                  No.     Exhibit                                           Page
                  ---     -------                                           ----
                  11.      Computation of per share earnings                  27
                  27.      Financial Data Schedule                            29

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK BANCORP



         Date:   November  5, 1997                   /s/ Robert N. Barone
                 -----------------                   --------------------
                                                     Robert N. Barone,
                                                     Chairman, CEO and Treasurer
                                                     (Principal Accounting and
                                                      Financial Officer)


         Date:    November  5, 1997                  /s/ Larry A. Platz
                  -----------------                  ------------------
                                                     Larry A. Platz,
                                                     President and Secretary

                                COMSTOCK BANCORP
                                   EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

     The following computation methodology is used to determine primary earnings per share:

     1.   The Stock Price:
                  The high "bid" and "low" asked prices are retrieved from the Nasdaq Stock Market on the last day of each quarter, and an average of these "bid" and "asked" prices are taken to determine the price for that particular end of quarter. The average of two such ends of quarter averages is considered to be the stock price for the quarter.

                  Quarter       High         Low
                   Ended         Bid        Asked      Average
                 --------       ----        -----      -------
                 06/30/97     $6.500        $7.25       $6.875
                 09/30/97     $7.125        $7.50       $7.313
                                                        ------
                                    Average:            $7.094
                 06/30/96     $4.63         $4.88       $4.750
                 09/30/96     $4.25         $4.50       $4.375
                                                        ------
                                    Average:            $4.563

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

                  As of September 30, 1997, the number of "in the money" options was 635,732. If exercised, these would net the Company $1,873,176. The Company would use these funds to "repurchase" 264,060 shares at an average price of $7.094. On net, the options add 371,672 shares to the total outstanding shares in
                  3. below.

                  As of September 30, 1996, the number of "in the money" options was 684,832. If exercised, these would net the Company $2,134,308. The Company would use these funds to "repurchase" 467,793 shares at an average price of $4.563. On net, the options add 217,039 shares to the total outstanding shares in 3.
                  below.

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


                  Quarter                     Quarter
                   Ended        Shares         Ended         Shares
                 06/30/97      4,683,319     06/30/96      4,472,106
                 09/30/97      4,793,340     09/30/96      4,452,306
                               ---------                   ---------
                 Average:      4,738,329     Average:      4,462,206



     4.   Determination of Primary Earnings Per Share:
                  For each quarter, the earnings are divided by the "average outstanding shares" as determined in 3. above to determine the earnings for the quarter. For the nine month period, the earnings are divided by the average of the "average outstanding shares" to determine primary earnings per share.


                  Quarter                       Primary
                   Ended        Shares         Earnings           Shares
                 06/30/97     4,647,454        $431,006          $ 0.09
                 09/30/97     4,738,329        $488,436          $ 0.10

                 06/30/96     4,438,833        $383,230          $ 0.09
                 09/30/96     4,462,206        $653,483          $ 0.15

                 9 Months                       Primary
                   Ended        Shares         Earnings           Shares
                 09/30/97     4,655,468      $1,184,058           $ 0.25
                 09/30/96     4,339,204      $1,445,554           $ 0.33

                                COMSTOCK BANCORP
                                   EXHIBIT 27
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             FINANCIAL DATA SCHEDULE
                                                                         $ in
                                                                       Thousands

Cash Due from Banks (Non-Interest Bearing)                                10,800
Interest-bearing Deposits in Domestic Financial Institutions               1,294
Fed funds and Overnight Mutual Funds Sold                                      7
Trading Account Securities                                                    13
Investment and Mortgage back Securities Held for Sale                     13,736
Investment and Mortgage back Securities Held to Maturity
 - Carrying Value                                                         11,456
Investment and Mortgage back Securities Held to Maturity
 - Market Value                                                           11,417
Loans                                                                    128,719
Allowance for Credit Losses                                                  997
Total Assets                                                             177,981
Deposits                                                                 157,707
Short-term borrowings                                                      1,600
Other Liabilities                                                            766
Long-term debt                                                             3,000
Preferred stock - mandatory redemption                                         0
Preferred stock - no mandatory redemption                                      0
Common Stock                                                                  44
Other Stockholders Equity                                                 14,864
Total 1iabilities and Stockholders Equity                                177,981
Interest and Fees on Loans                                                 9,743
Interest and Dividends on Investments                                      1,070
Other Interest Income                                                        327
Total Interest Income                                                     11,141
Interest on Deposits                                                       3,958
Total Interest Expense                                                     3,972
Net Interest Income                                                        7,170
Provision for Loan Losses                                                    180
Investment Securities Gains/Losses                                          (12)
Other Expense                                                              5,642
Income/Loss Before Income Tax                                              1,654
Income/Loss Before Extraordinary Items                                     1,654
Extraordinary Items, Less Tax                                                  0
Cumulative Change in Accounting Principles                                     0
Net Income or Loss                                                         1,184

Earnings Per Share - Primary                                                0.25
Earnings Per Share - Fully Diluted                                          0.25
Net Yield - interest earning assets - actual                               8.70%
Loans on Non-accrual                                                       2,605
Accruing Loans past due 90 Days or More                                      353
Troubled Debt Restructuring                                                   18
Potential Loan Problems                                                        0
Allowance for Loan Losses - Beginning of Period                              857
Total Charge-Offs                                                             68
Total Recoveries                                                              28
Allowance for Loan Losses - End of Period                                    997
Loan Loss Allowance allocated to Domestic Loans                              997
Loan Loss Allowance allocated to Foreign Loans                                 0
Loan Loss Allowance - Unallocated                                              0