Form 10KSB
period 1997-12-31
COMSTOCK BANCORP
filed 1998-03-20
CIK 1035733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

                         Commission File Number: 0-22391

                                COMSTOCK BANCORP
                 (Name of small business issuer in its charter)

Nevada                                                           86-0856406
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)


6275 Neil Road                                                      89511
Reno, Nevada                                                     (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code: (702) 824-7100

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              par value $0.01
                                                              per share
                                                              ------------------
                                                              Title of Class

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained herein, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  issuer's   revenues  for  the  most  recent   fiscal  year:
$16,058,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of February 23, 1998, was $37,908,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of March 6, 1998, there were issued and outstanding 4,451,668 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II AND IV of Form 10-KSB -     Portions  of Annual Report to  Shareholders
                                     for the Fiscal Year Ended December 31, 1997
PART III of Form 10-KSB -            Proxy Statement for the 1998 Annual Meeting
                                     of Shareholders

                                     PART I

Item 1 -- Business

         Certain statements in this Annual Report on Form 10-KSB include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competition within the banking industry; reduced margins as a result of changes in interest rates; unexpected changes in national, regional or local economic conditions which may result in, among other things, a deterioration in credit quality and an increase in loan losses and/or loan loss provisions; changes in the regulatory environment; changes in business conditions, particularly in Washoe County, NV and in the housing industry; certain operational risks involving data processing systems or fraud; volatility of certain rate sensitive deposits; interest rate risks in the matching of assets and liabilities; liquidity risks; and changes in the securities markets. See also the section included herein "Certain Additional Business Risks" and other risk factors discussed elsewhere in this report. Comstock Bancorp (the "Company") does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


General

         The Company, a Nevada bank holding company organized in 1997, operates Comstock Bank (the "Bank") as its only operating subsidiary. The Company conducts  a general  banking  business,  including  the  acceptance  of  demand, savings, and time deposits and the making of commercial, real estate, installment and other term loans. The Company's deposit accounts are insured up to the maximum legal limits by the FDIC. The Company offers checking and savings accounts, certificates of deposit, money market and NOW accounts and commercial real estate, residential real estate, residential construction, commercial loans, and installment loans. The Company operates five ATM machines, one at each of its full-service branches, offers its customers night depository services, bank-by-mail, and Visa cards.

         The Company provides its range of services primarily to businesses and individuals in the northern Nevada area. Deposits are gathered primarily from the Reno and Carson City areas. However, the Company's lending area extends throughout all parts of northern Nevada, including Reno, Sparks, Carson City, Minden/Gardnerville, Dayton, Incline Village and other communities at Lake Tahoe. In 1997, the Company, whose assets averaged $164 million for the year, originated $269 million of loans consisting mainly of residential, commercial, and development loans, of which $114 million (42%) were sold in the secondary market.

         The Company's primary lending business is real estate construction and development loans, and first mortgages on existing single family homes. The majority of the Company's lending is to the real estate industry (both individual homeowners and developers), primarily in northern Nevada. In April, 1997, due to heavy competition and the inability to attract quality personnel, the lending office that had been opened in Las Vegas in August, 1993, was closed. Because a large part of the Company's lending is to the real estate industry, a decline in the real estate market could have a material adverse effect on the financial condition and earnings of the Company.

         In addition to loans on existing dwellings, the Company also makes construction loans. These loans remain on the Company's books until either paid off at maturity, or until occupancy occurs and a permanent loan is placed on the dwelling. At that point, such loans are sold in the secondary market. Most construction loans are made for pre-sold or custom homes. While there are some speculative loans to builders/developers, the Company closely monitors its portfolio volumes and economic conditions in the lending areas. Construction lending involves additional risk due to reliance upon projected rather than historical data during the loan underwriting process, as well as the inherent risk that repayment of the loan is often dependent upon the full and satisfactory completion of the project. Corresponding to the greater lending risk is a generally higher interest rate, with a shorter maturity, compared to residential mortgage lending.

         Northern Nevada is generally considered to be "high desert" in terms of rainfall, natural vegetation, and climate. As a result of unusually dry weather conditions during the late 1980s and early 1990s and continued population growth, northern Nevada experienced a severe drought. Since the winter of 1994-95, however, the area has experienced above normal precipitation culminating in what experts believe to have been at least a 50 year flood in the first few days of 1997. Precipitation in the 97-98 water year appears to be near "normal". Should drought conditions return, as is possible in the high desert environment, governmental authorities may take actions intended to alleviate the drought including, without limitation, restrictions on the issuance of building permits. Because the majority of the Company's lending is to the real estate industry, such governmental actions, if taken, could have a material adverse effect on the financial condition and earnings of the Company. Because of recent precipitation levels, management does not expect governmental authorities to take actions which would impact the Company's business in 1998.

Competition and Market Area

         The Company's deposit service area, Carson City, Reno and Sparks (Washoe County) contains approximately 77 deposit taking offices of other banks and savings institutions. In addition, there are approximately 130 mortgage lenders in the Company's primary lending area in Washoe County, and 38 in Carson City. The financial institution business in the Company's primary service areas is highly competitive with respect to both loans and deposits. In the last quarter of 1995, Norwest Bank purchased two local institutions, American Federal Savings Bank and Primerit Savings Bank. Norwest had already been a competitor in the local area with real estate lending offices. Since these acquisitions, Norwest has become Washoe County's leading first mortgage lending institution. In December, 1997, Norwest Mortgage had a 13.0% share of the residential real estate market in Washoe County and was the leading residential real estate lender, while the Company had 7.1% share and was second. In early 1996, Wells Fargo became the successful bidder for First Interstate Bank. Recent activity indicates that Wells Fargo will have an increased focus on commercial and SBA lending.

         Management believes that competition has increased significantly as a result of the bank merger activity discussed above. The resulting larger banks have services which the Company does not offer, including international banking, trust services and cash and vault services. In addition, the large banks have significantly higher dollar capitalizations and, thus, significantly higher lending limits than the Company's bank subsidiary. Generally, larger financial institutions are able to operate with lower non-interest expenses as a percentage of earning assets than the Company, enabling them to operate profitably at lower net interest margins. Finally, the larger institutions are often able to portfolio loans and may offer "below market" rates to attract volume as well as offering low or no fee loan options. As 1997 progressed, management noted that its lending net interest margins were shrinking. The commercial lending department reports that, due to competition in the local market, up front fees on loans have declined, the rates offered by the competition have declined, and other terms have become more liberal. At the same time, data collected by mortgage banker groups indicate that profit margins on residential mortgages have shrunk by more than 50% over the past two years.

         In operating its business, the Company relies upon personal contacts by its lending officers, directors, and its employees to establish and maintain relationships with customers. The Company also uses various advertising media to promote its lending business since, for the most part, the Company's lending customers are different from its deposit customers.

         The Company's lending customers are generally individual homeowners, building contractors and developers, while the Company's deposit customers are generally local businesses and individual consumers.

         In the past, the principal competition for deposits and loans were banks, savings and loan associations, and credit unions. To a lesser extent, thrift and loan companies, mortgage brokerage companies and insurance companies also have provided competition. In the 1980s, both federal and state legislation increased competition by expanding the authority of savings and loan associations to make consumer and commercial loans. Of more concern is the fact that other institutions have been permitted to offer products and services that traditionally had been offered by banks. Institutions such as credit unions, brokerage houses, mutual funds, and insurance companies now offer checking accounts, money market funds and various consumer loans. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks in the acquisition of deposits. For the past several years, but especially since 1995, with the spectacular increases in stock prices in the U.S., consumers have increasingly put their savings into mutual funds rather than in more traditional interest bearing bank deposits.

         It is management's opinion that future competition for deposits will come primarily from credit unions, brokerage houses, mutual funds, and insurance companies and to a lesser extent from its traditional competitors, large banks and savings and loan associations. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which permits interstate branch banking, may disrupt the deposit market and/or significantly increase deposit costs.

         Significant technological developments continue in the realm of electronic banking (bank from home or office). The increasing trend toward electronic customer services has required banks to change the way both deposit and consumer lending products are offered and serviced. An increased investment in data processing assets and personnel will result in changes in delivery costs. The Company had a very large capital budget in 1997 and opened two new branches, an operations center, expanded the office space available for its commercial and real estate departments, and purchased and installed an in-house mainframe computer system. Because returns on capital projects may be low or negative during the implementation and start-up phases, the Company realized lower returns on assets and equity in 1997.

Lending Activities

         Commercial Loans. Commercial loans are made for shorter terms, and often at higher interest rates but with less fee income, than are conventional real estate loans, but at lower rates than many consumer loans. However, because of the larger average size of commercial loans, the non-interest cost of originating and servicing such loans per dollar of loan balance is often lower than for consumer loans. Management believes that the shorter maturities of commercial loans provide greater liquidity and protection to the Company against increases in market interest rates. However, in many cases, the Company and/or the borrower anticipate that the loan will be renewed at maturity if the borrower's condition has not deteriorated and a suitable principal reduction is made. Often, such loans have variable rates which are tied to an appropriate rate index.

         The Company's commercial loans are generally secured, usually by real property. Infrequently, the Company will collateralize the loan with equipment, inventory or marketable securities. Many of the Company's commercial loans are amortizing with monthly payments. The notes on the loans usually are for a term of one to five years. Often, the amortization schedule is for a term longer than the note, thus giving rise to a balloon payment when the note matures.

         Real Estate Loans. The Company's portfolio of real estate loans consist primarily of loans for construction and land development. The Company has established relationships with a number of Nevada developers and builders, primarily developers of residential properties. Real estate development loans are made for a much shorter term, and often at higher interest rates, than other longer-term (i.e., Apermanent") real estate loans. The cost of administering such loans is often higher than for other real estate loans, as principal is drawn periodically as development progresses. The Company's builders' control unit provides inspection, voucher, check writing, and accounting services both to the Company and to the contractor/builder/developer. In the table below, these loans are identified as AConstruction and Development" loans. The reduction in the loan balance in 1997 and 1996 over 1995 is a result of several factors including (i) increased market competition in both northern and southern Nevada, (ii) more conservative underwriting standards, and (iii) changes in programs as a result of compliance issues. Because the Company's mortgage lending activities are conducted through a community bank charter as opposed to a mortgage company, management believes that the Company is subject to a higher standard of regulatory enforcement on consumer compliance than its competition whose business is not closely scrutinized by the regulatory authorities.

         The Company also makes real estate loans secured by first deeds of trust on single family residential properties. Most of the loans the Company originates on such properties (approximately 82% in 1996 and 81% in 1997) are sold in the secondary market, all on a non-recourse basis. The Company may or may not retain the servicing rights on the loans it sells. As a general rule, the Company has a Atake out source", a secondary market purchaser (usually a large purchaser of mortgage paper such as Countrywide Mortgage or Norwest Mortgage), for all of the residential loans that it originates. In the table below, the category entitled ALoans Held for Sale" consists of loans that the Company has funded which are in various stages of document shipping and approval awaiting monies from the final secondary market purchasers.

         In the table, the AOther Mortgages" line consists of conventional real estate (1-4 family) and multi-family home loans held for one year or longer. The increase in 1996 is largely due to an increase in multi-family lending generated by both the addition of a lending officer specializing in this area and by the increased demand for multi-family housing in the northern Nevada area. In 1997, the Company sold loans from this portfolio.

         Consumer Loans. The Company has never had a large portfolio of consumer loans. Of the Consumer Loan balance as of December 31, 1997, the Company has less than $200,000 outstanding in its Visa credit card program.

         The following table shows the composition of the Company's loan portfolio as of December 31, 1997, 1996 and 1995:

                                           LOAN PORTFOLIO MIX
                                       As of December 31,_________
                                    1997           1996          1995
                                   ------         ------        ------
                                        (In thousands of dollars)

Commercial & Industrial          $101,812        $69,334       $54,970
Real Estate:
  Construction & Development       15,218         13,390        18,925
  Loans Held for Sale              13,946          7,806         9,088
  Other Mortgages                   2,326          3,934         1,912
Consumer                            3,411          2,060         1,848
                                   ------         ------       -------
  Gross Loans(1)                  136,713         96,524        86,743
Allowance for credit losses        (1,076)          (857)         (665)
                                 ---------        -------      -------
  Net Loans                      $135,637        $95,667       $86,078
                                  =======         ======        ======

(1) Excludes deferred fees of $532,000, $306,000 and $261,000 in 1997, 1996, and
1995, respectively.

         Consistent with the Company's philosophy, there are no foreign loans or energy related loans.

         The following table shows the amounts of certain loans outstanding as of December 31, 1997 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand and other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                                               LOAN PORTFOLIO MATURITY

                                        Commercial          Real
                                      & Industrial         Estate       Consumer
                                         Total(1)
                                               (In thousands of dollars)
--------------------------------------------------------------------------------
In 1 year or less                         $90,574         $12,333         $2,833
                                         $105,740
Over 1 year -- 5 years                      9,446           5,663            447
                                           15,556
Over 5 years                                1,792          13,494(2)         131
                                           15,417

   (1)   Totals exclude deferred fees of $532,000.
   (2) $9 million are construction loans that will roll to permanent loans when construction is completed and will be sold in the secondary market.

         At December 31, 1997,  of the  approximately  $30,973,000  of loans due
after  one  year,  approximately   $18,369,000  had  fixed  interest  rates  and
approximately $12,604,000 had floating or adjustable interest rates.

         Commitments and Lines of Credit. In the normal course of business, the Company makes commitments (including lines of credit and standby letters of credit) to extend credit to be called upon at the option of the borrower. As of December 31, 1997, the Company had $58,162,000 of such commitments outstanding. As of December 31, 1996, the Company had $60,445,000 of such commitments outstanding. In addition, as of December 31, 1997, the Company had issued commitments of approximately $7.4 million to individuals to purchase single family residential properties which the Company, in turn, had committed to sell in the secondary market. The Company expects that substantially all of such commitments will be drawn upon in the ordinary course of business. Many of the commitments are the unfunded portion of construction loans. The evaluation of a commitment that is not a construction loan is made on an individual basis similar to that required for a loan. It is standard practice to require the potential borrower to pay a fee and/or maintain a depository or borrowing relationship regardless of whether or not the commitment is used by the borrower.

Seasonality

         The Company experiences seasonality in its lending business, especially in the first quarter and throughout much of the second quarter, due to the fact that construction lending is usually at its low point and mortgage lending is seasonally slower. The extent of the seasonal impact usually depends on the severity of the winter. In some years, when the Reno/Sparks and Carson City areas have little snowfall, the seasonal impact is mild. In years when snow remains on the valley floors for significant periods and temperatures remain below freezing, the seasonal impact is more significant. Because of the "Flood of 97" in Reno in early January, there were large impacts on real estate lending in the first and second quarters. For Washoe County, total mortgage lending in the first quarter of 1997 was 14% lower than in the first quarter of 1996. In the second quarter, mortgage lending in 1997 was equivalent to that of 1996. However, in the second half of 1997 in Washoe County, mortgage lending was 46% higher than in the same year earlier period. The Company experienced a similar cycle in 1997. In the first quarter of 1997, real estate lending volume in Northern Nevada was off 29% compared to the year earlier period. In the second quarter, it was down 11%. But in the second half, it was up 16%.

         Non-Performing and Non-Accrual Loans. The Company generally determines a loan to be Anon-performing" when interest or principal is past due 90 days or more. If it appears doubtful that the loan will be repaid, management may consider the loan to be Anon-performing" before the lapse of 90 days. If, however, a workable program for the return of the loan to a current condition has been established with the borrower, this period may exceed 90 days. Classification of a loan as Anon-performing" does not necessarily indicate a future charge-off, although the Company generally charges off all past due unsecured loans after 90 days.

         It is current Company policy to cease accruing interest on loans which are past due as to principal or interest 90 days or more, except for loans which are well secured and in the process of collection. When a loan is placed on Anon-accrual", previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal and interest on the loan appears to be available.

         The following table presents information with respect to loans which, as of the dates indicated, were Anon-performing" and were on Anon-accrual" status:


                                                  NON-PERFORMING &
                                                 NON-ACCRUING LOANS

                                                 As of December 31,
                                 1997                 1996                  1995
                                            (In thousands of dollars)
Past Due:
Still Accruing:
90 days or more..... :         $  103               $  420                  $  0
Not Accruing........ :         $2,573               $3,184                  $142

         For the fiscal year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current amounted to $373,495. The amount that was included in interest income on such loans was $69,822 for the fiscal year ended December 31, 1997.

         As of December 31, 1997 the non-accrual loans consisted of three development projects, two construction loans, two commercial loans and a government-guaranteed second mortgage. Most of the non-accruing assets are in two development projects. One such project is in northern Nevada, with an outstanding balance of $1,484,000, for which the principals filed bankruptcy (Chapter 11) subsequent to the Company filing notice of default. Another development project is in southern Nevada, with an outstanding principal balance of $762,800, for which the principals, under bankruptcy protection, are attempting to sell three condo units. The Company believes its collateral position to be secure on the non-accruing loans.

Other Loans of Concern. In addition to the non-performing loans set forth in the preceding table, as of December 31, 1997, there was also an aggregate of $903,000 in net book value of loans classified by the Company of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some concerns regarding of the ability of the borrowers to meet all of the terms and conditions of the notes on a timely basis and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are one mortgage (1-4 family) loan in the amount of $671,000 and five commercial loans totaling $232,000.

         As of December 31, 1997, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Summary of Loan Loss Experience. The following chart is an analysis of the Company's loan loss experience for the years ended December 31, 1997, 1996, and 1995:

                             LOAN LOSS EXPERIENCE
                                 Years ended December 31,
                                                    1997       1996        1995
                                         (In thousands of dollars except ratios)

       Average Loans Outstanding                $113,663    $88,646     $79,621
                                                 =======     ======      ======
       Allowance, beginning of period                857        665         428

       Charge-Offs:
         Commercial & Industrial                      31         50          28
         Real Estate -- Construction and
           Development                                --         --          --
         Real Estate -- Mortgages Held For Sale       --         --          --
         Real Estate -- Other Mortgages               32         --          --
         Installment                                  16         11           7
         Cash Reserve                                 --         --          --
                                                --------    -------    --------

                Total Charge-Offs                     79         61          35


       Recoveries:
         Commercial & Industrial                      26          2           2
         Real Estate -- Construction and
           Development                                --         --          --
         Real Estate -- Mortgages Held For Sale       --         --          --
         Real Estate -- Other Mortgages               --         --          --
         Installment                                   2          1          --
         Cash Reserve                                 --         --          --
                                                 -------    -------     -------

                Total Recoveries                  $   28      $   3       $   2
                                                 =======    =======     =======

       Net Charge-Offs                                51         59          33
       Additions to Allowance                        270        250         270
       Allowance, end of period                  $ 1,076    $   857      $  665
                                                 =======    =======     =======

       Ratio of Net Charge-Offs
         To Average Loans Outstanding               0.04%      0.07%       0.04%
                                                    =====      =====       =====

       Ratio of Allowance to Total
         Loans at end of period                     0.79%      0.89%       0.76%
                                                    =====      =====       =====

         Management and the Loan Committee of the Board of Directors use both a numeric rule and judgment in formulating the allowance for loan losses. In 1995 additions to the allowance were $270,000. In 1996 and 1997 additions to the allowance were $250,000 and $270,000, respectively.

         The following table sets forth a breakdown of the allowance for loan losses for the year ended December 31, 1997 and 1996:

                                              ALLOWANCE FOR LOAN LOSSES
                                    (In thousands of dollars except percentages)

                                                         Percent of loans                              Percent of loans
                              Amount of Charge-               in            Amount of Charge-                in
                              Offs for the year ended    each category to   Offs for the year ended   each category to
                              December 31, 1997          Total Loans        December 31, 1996         Total Loans
                              --------------------------------------------------------------------------------------------
Commercial & Industrial        $31                       74.47%             $50                       67.59%
Real Estate - Construction
   and Development              $0                       11.13%              $0                       13.89%
Real Estate - Mortgages
   Held for Sale                $0                       10.20%              $0                        7.57%
Real Estate - Other
   Mortgages                   $32                        1.70%              $0                        8.82%
Installment                    $16                        2.50%              $11                       2.13%
                              --------------------------------------------------------------------------------------------
     Total                     $79                      100.00%              $61                     100.00%

         As of January 1, 1996, the Company adopted Statement of Accounting Standards (ASFAS@) No. 114, AAccounting By Creditor For Impairment Of A Loan". This change in accounting practice requires the Company to mark Aimpaired" loans to the lower of book value, or (i) the discounted value of the estimated cash flow, (ii) the value of the collateral, or (iii) an observable market price. A loan is considered by the Company to be Aimpaired" if (i) it has been placed in a non-accrual status, (ii) it is unlikely that the Company will collect all amounts due under the loan contract, and (iii) it remains in impaired status if it is currently performing but is not showing a consistent payment practice. At December 31, 1997 impaired loans had a carrying value of $2,541,000 with an allowance for losses of $66,000. At December 31, 1996 impaired loans had a carrying value of $3,184,000 with an allowance for losses of $75,000.

Investment Activities

         The Company uses the investment portfolio as a secondary source of liquidity and for income. The Company's liquidity ratio, defined as the value of marketable assets divided by volatile liabilities, stood at 26% as of December 31, 1997 as compared to 28% as of December 31, 1996 and 24% as of December 31, 1995. As of December 31, 1997, the Company had $9.9 million in overnight funds and $26.3 million in marketable securities and time deposits. In contrast, as of December 31, 1996, the Company had $13.6 million in overnight funds and $18.7 million in marketable securities and time deposits. Also as of December 31, 1997, the Company had borrowing capacity at the Federal Home Loan Bank of San Francisco ("FHLBSF") in excess of $58 million (30% of its assets). Such borrowing capacity is subject to quarterly review and must be collateralized. As of December 31, 1997 the Company had borrowed $6,000,000 from FHLBSF and had pledged approximately $25 million in loans and securities as collateral for the borrowing line. In contrast, as of December 31, 1996, the Company had no borrowed funds outstanding and had pledged approximately $21 million in loans and securities.

         On January 1, 1994, the Company officially adopted SFAS 115, an accounting rule which requires the Company to segregate its investment portfolio into accounts of AHeld to Maturity", ATrading", and AAvailable for Sale" (AAFS@). The accounting treatment of each such class is different. In anticipation of SFAS 115, in 1992 the Company established an AAvailable for Sale" portfolio consisting of items which the Bank did not intend to hold to maturity, and a ATrading" portfolio. The ATrading" portfolio includes investments which are intended to be held for speculative purposes and FNMA or FHLMC mortgage-backed securities which the Company may originate. These FNMA or FHLMC pools would reside in the ATrading" account until sold. The AFS portfolio is carried on the Company's books at market value. The securities in the ATrading" portfolio are carried at market value. The Company's investment portfolio has no AJunk Bonds" During 1995, the Financial Accounting Standards Board (AFASB@) offered a one-time opportunity to reclassify securities among the held-to-maturity, available-for-sale, and trading categories in conjunction with adopting a new implementation guide. Following the FASB's announcement, the Company reclassified securities with a book value of approximately $1,691,000 from its Held-To-Maturity portfolio to its AFS portfolio.

         As of December 31, 1997, the ATrading" portfolio consisted of one pool of Interest Only (AIO@) securities with a market value of $12,000. As of December 31, 1996, the "Trading" portfolio consisted of two such pools with a market value of $28,000. IOs represent the interest portion of a mortgage pool and give the holder the interest payment (but not the principal payment) stream. The faster the pools pay off, the less the value of the interest stream to the IO holders. The IO pool has a final maturity date of 2019, but has been paying off rapidly. As of December 31, 1997, the mortgage pool contained less than 8.2% of its original face value. The Company is carrying the IO pool at market value.

         The following table sets forth the book and market values of the Company's investment portfolio as of December 31st of each of the designated years:

            INVESTMENT PORTFOLIO MIX INCLUDING DOMESTIC BANK DEPOSITS

                                      As of December 31,

                                1997              1996               1995
                               ------            ------             ------

                                            (In thousands of dollars)

                           Amort   Market     Amort   Market      Amort   Market
                            Cost    Value      Cost    Value       Cost    Value

Deposits in domestic      $1,491   $1,518    $1,497   $1,513     $1,785   $1,815
  Banks

U.S. Treasury and Agency   9,575    9,535     8,733    8,645      9,837    9,779
  Notes and bonds

U.S. government mortgage  10,606   10,623     5,201    5,200      2,187    2,154
  Backed

Corporate and other        4,647    4,694     3,303    3,299      2,491    2,472
  Securities

              Total      $26,319  $26,370   $18,734  $18,657    $16,300  $16,220
                         =======  =======   =======  =======    =======  =======

         The following table summarizes the maturity of the Company's investment securities and their estimated weighted average yield at December 31, 1997:


         INVESTMENT PORTFOLIO MATURITY INCLUDING DOMESTIC BANK DEPOSITS

                                      U.S. Treasury &
                        Deposits in       Agency           U.S. Govt.      Corporate and
                     Domestic Banks   Notes and Bonds   Mortgage Backed   Other Securities      Total

                                      (In thousands of dollars except percentages)
------------------------------------------------------------------------------------------------------
 In 1 year or less      $  695           $3,299           $    89            $  227         $4,310
  Yield                      6.39%            5.48%             8.00%             4.70%          5.64%

Over 1 year to 5 yrs    $  596           $4,792           $ 4,763            $1,188        $11,340
  Yield                      8.40%            4.67%             6.71%             4.90%          5.75%

Over 5 yrs to 10 yrs    $  200           $1,484           $ 5,650            $2,856        $10,190
  Yield                      6.00%            6.64%             6.90%             5.29%          6.39%

Over 10 years           $    0           $    0           $   104            $  376        $   480
  Yield                      0.00%            0.00%             6.80%             6.19%          6.32%

Total Amort Cost        $1,491           $9,575           $10,607            $4,647        $26,320
Weighted Avg Yield           7.14%            5.26%             6.82%             5.23%          5.99%


Note: Excludes funds held in overnight accounts and trading accounts. The "Available for Sale" securities are represented in this table at their amortized cost. In the financial statements, they are reflected at their market value.

         Except for obligations of state and local governments, the Company's securities portfolios at December 31, 1997 contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

Deposit  Activity  and  Other Sources  of Funds

         General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes or when they are cheaper than deposit sources.

         Deposits. Deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including demand deposits, money market accounts, NOW accounts, savings accounts, and certificates of deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         The Company's policies are designed primarily to attract deposits from local residents and businesses rather than to solicit deposits from areas outside its primary market. The Company does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Company on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         The following table sets forth the Company's average balances of deposits and the average rate paid on each for the years ended December 31, 1997, 1996 and 1995:

                                                       DEPOSITS
                                    (In thousands of dollars except percentages)
                                               Year ended December 31,
----------------------------------------------------------------------------------------------------------------------
                                1997                               1996                               1995
----------------------------------------------------------------------------------------------------------------------
                     Average    Avg     Percent       Average      Avg     Percent       Average      Avg     Percent
                     Balance    Rate    of Total      Balance      Rate    of Total      Balance      Rate    of Total

Non-interest
bearing demand
   deposits (IPC)    $21,577     __      14.6%        $18,089       __      15.0%        $16,518       __      16.1%
Official checks,     $ 3,098     __       2.1%        $ 3,028       __       2.5%        $ 3,025       __       2.9%
etc.
Interest bearing
demand deposits      $47,022    3.3%     31.9%        $38,678      3.4%     32.0%        $31,078      3.4%     30.2%
Savings deposits     $ 9,844    2.7%      6.7%        $ 9,983      2.7%      8.2%        $12,814      3.2%     12.5%
Time deposits        $65,994    5.3%     44.7%        $51,154      5.4%     42.3%        $39,461      5.7%     38.3%
======================================================================================================================
       Total        $147,535    4.5%    100.0%       $120,932      4.4%    100.0%       $102,896      3.6%    100.0%

         Based on the Company's experience, management believes that the Company's passbook savings, money market savings accounts and checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and passbook accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.


                                             Year Ended December 31

                                    1997               1996               1995
                                             (Dollars in Thousands)

Opening balance                  $131,304           $111,169            $93,004
Net deposits                     $ 34,973           $ 15,717            $14,468
Interest credited                $  5,525           $  4,418            $ 3,697
Ending balance                   $171,802           $131,304           $111,169
                                 ==============================================
Net increase                     $                  $ 20,135           $ 40,498
                                 ==============================================

Percent increase                     30.8%              18.1%              19.5%


         The following table summarizes the maturity of the Company's time deposits of $100,000 or more as of December 31, 1997:

                                                             DEPOSIT MATURITIES
                                                                 Time Deposits
                                                               $100,000 or more
                                                                     ($000s)

3 months or less                                                       $  8,717
Over 3 months through 12 months                                          12,510
Over 12 months                                                            6,415
                                                                       ---------
          Total                                                         $27,642
                                                                       =========

Patents

         The Company holds no patents, trademarks, licenses, franchises or concessions material to its operation.

Employees

         As of December 31, 1997, the Company employed one hundred  twenty-eight
(128) persons, one hundred fourteen (114) on a full-time basis and fourteen (14) on a part-time basis, or the full-time equivalent of one hundred twenty-one
(121) employees. In contrast, as of December 31, 1996, the Company employed the full-time equivalent of one hundred eighteen (118) employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Compliance with Environmental Regulations

         Compliance with Federal, State or local provisions regulating the discharge of materials into the environment has not had, nor is it expected in the future to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

Compliance with Bank Secrecy Act and Consumer Compliance Regulations

         On January 20, 1994, the Bank and the Federal Deposit Insurance Corporation (the "FDIC") reached an agreement (a "Memorandum of Understanding") regarding compliance deficiencies found in the Company's Bank Secrecy Act and consumer compliance programs. In the fall of 1996, the FDIC once again examined the Company for compliance. As a result of that examination, the Memorandum of Understanding was lifted in the first quarter of 1997.

Additional Lines of Business

         The Company has conducted research into the setting up of an insurance sales subsidiary and is in negotiations with a local independent insurance agency for a joint venture. The Company is also considering the sales of mutual funds and annuities through it branches, but has not entered into serious negotiations with any vendor. Other than described above, the Company has no pending new lines of business which would require a substantial investment.

Regulation and Supervision

General

         As a state chartered bank in Nevada whose deposits are insured by the Bank Insurance Fund (the "BIF") of the FDIC, the Company's bank subsidiary (the "Bank") is subject to regulation under state law which is administered by the Nevada Division of Financial Institutions (the "Nevada Division"). In addition, the FDIC levies deposit insurance premiums and is vested with authority to supervise the Bank and to exercise a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve Bank (the "FRB"). As a general rule, the federal regulation is much more extensive and onerous than that of the state.

         The following references to the laws and regulations under which the Company and the Bank are regulated are brief summaries thereof, and do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Federal Banking Regulations

         Capital Requirements. Under FDIC regulations, insured state-chartered banks that are not members of the Federal Reserve System (Astate non-member banks") are required to maintain minimum levels of capital. State non-member banks must satisfy a leverage capital ratio of Tier 1 capital to total assets of at least 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and is in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the ACAMELS@ rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional Acushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less most intangible assets.

         In addition to the leverage ratio, state non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0%, of which at least 50% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which includes allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock and long-term preferred stock (original maturity of over 20 years) and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of a bank's Tier 1 capital. Qualifying total capital is reduced by the amount of a bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions.

         The risk-based minimum capital requirement is measured against total risk-weighted assets, which equals the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. Mortgage-backed securities that are issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC and certain municipal securities, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one-to-four-family residences pre-sold to home purchasers, are assigned a risk weight of 50%. Consumer loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (AFDICIA@) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk (AIRR@), concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. Effective September 1, 1995, the FDIC, together with the other federal banking agencies, amended their capital standards to require consideration of IRR and other financial and operational risks (in addition to credit risk) as factors to be considered in evaluating capital adequacy. The new standards require consideration of the quality of a bank's process of managing its IRR, the overall condition of the bank and the level of the bank's other risks for which capital is needed. Institutions with significant IRR may be required to hold additional capital. The FDIC, together with the other federal banking agencies, issued a joint policy statement, effective June 26, 1996, providing guidance on management of IRR, including a discussion of the critical factors affecting the agencies' evaluation of IRR in connection with capital adequacy. The agencies also determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring IRR and to impose an explicit capital component for IRR.

         The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1997 along with the minimum requirements:

                                    Minimum             Bank Requirements
                                    -------             -----------------
         Tier I (core capital)       10.89%                   4.0%
         Total capital               11.65%                   8.0%
         Leverage ratio               8.32%                   3.0%

         Enforcement. Under the FDIA, the FDIC has enforcement responsibility over state non-member banks, such as Comstock Bank, the Company's banking subsidiary, and has the authority to bring enforcement action against all Ainstitution-related parties", including controlling stockholders, officers, directors and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a bank. Civil penalties cover a wide range of violations and actions and range from up to $5,000 per day at the First Tier, $25,000 per day at the Second Tier, and when a finding of the greatest culpability is made, up to $1 million per day at the Third Tier. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.

         The Company is charged an annual assessment by the FDIC for insurance of deposit accounts up to applicable statutory limits. Under the risk-based system for deposit insurance premiums that has been in effect since 1994, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the Bank's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized, based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either Awell capitalized" or Aadequately capitalized". Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

         On September 30, 1996, the Deposit Funds Insurance Act of 1996 (the A1996 Act") was enacted into law, and it amended the FDIA in several ways to recapitalize the Savings Association Insurance Fund (ASAIF@), which primarily insures the deposits of savings associations, and to reduce the disparity in the assessment rates for the BIF and the SAIF that had develop in 1995. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. In addition, the 1996 Act expanded the assessment base for the payments on the FICO bonds, which were issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings & Loan Insurance Corporation, to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The rate of assessments for the payments on the FICO bonds is 0.0129% for BIF-assessable deposits and 0.0644% for SAIF-assessable deposits which began on January 1, 1997.

         The 1996 Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the federal thrift charter. Legislation that would eliminate the federal savings association charter is under discussion. If such legislation is enacted, federal savings associations would be required to convert to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the Office of Thrift Supervision into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Company is unable to predict whether such legislation will be enacted or, if enacted, what the effect of such legislation will be.

         FDIC regulations provide that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2.0% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Insured depository institutions with Tier 1 capital equal to or greater than 2.0% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level.

Transactions with Affiliates and Insiders

         Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank but does not include a subsidiary of the bank. The Company is considered an affiliate of the Bank. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in Acovered transactions" with any one affiliate to an amount equal to 10% of such bank's capital and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and
(ii) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term Acovered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, most extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts, depending on the type of collateral. Section 23B requires that any covered transaction, and certain other transactions, including the bank's sale of assets and purchase of services from an affiliate must be on terms that are substantially the same, or at least as favorable to the institution, as those that would prevail in comparable transactions with a non-affiliate.

         Banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a holder of more than 10% of the shares of a bank, as well as certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of an institution's unimpaired capital and surplus) and all loans to all such persons in the aggregate may not exceed an institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than the lesser of $25,000 or 5% of capital and surplus but in any event over $500,000, to a director, executive officer and greater than 10% stockholder of a bank, and the respective affiliates of such person, unless such loans are approved in advance by a majority of the board of directors of the bank, with any Ainterested" director not participating in the voting. Further, the FRB, pursuant to Regulation O, requires that loans to directors, executive officers and principal stockholders (a) be made on terms substantially the same as those that are offered in comparable transactions to persons not affiliated with the bank and (b) follow credit underwriting procedures not less stringent than those prevailing for comparable transactions with persons not affiliated with the bank. Regulation O also prohibits a depository institution from paying, with certain exceptions, an overdraft of any of the executive officers or directors of the institution or any of its affiliates unless the overdraft is paid pursuant to written pre-authorized extension or interest-bearing extension of credit or transfer of funds from another account at the bank.

         State-chartered non-member banks are further subject to the requirements and restrictions against certain tying arrangements and on extensions of credit involving correspondent banks. Specifically, a depository institution is prohibited from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution subject to certain exceptions. In addition, a depository institution with a correspondent banking relationship with another depository institution is prohibited from extending credit to the executive officers, directors and holders of more than 10% of the stock of the other depository institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Real Estate Lending Policies

         Under FDIC regulations which became effective March 19, 1993, state-chartered non-member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the AInteragency Guidelines") that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, call upon a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%;
(iv) for loans for the construction of one-to-four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied one-to-four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Standards for Safety and Soundness

         Under FDICIA, each federal banking agency is required to prescribe, by regulation, safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee compensation, fees and benefits, asset quality and earnings sufficiency. These standards are in the form of broad guidelines for performance that generally leave to each institution the methods for achieving the objectives. The Company believes that its bank subsidiary meets the FDIC's safety and soundness standards.

Federal Home Loan Bank System

         The Company's bank subsidiary is a member of the FHLB System, which consists of twelve regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (AFHFB@). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of San Francisco, the Company's bank subsidiary is required to acquire and hold shares of capital stock in the FHLB of San Francisco in an amount at least equal to 5% of its advances (borrowings).

         The FHLB of San Francisco serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers policies and procedures established by the FHFB and the Board of Directors of the FHLB of San Francisco. Long-term advances may only be made for the purpose of providing funds for residential housing or housing-related finance.

Federal Reserve System

         Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3.0% of the first $52 million of net transaction accounts, above an exempt amount of $4.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Company's bank subsidiary met its reserve requirements.

Nevada Banking Laws and Supervision

         Nevada state-chartered banks, such as the Company's bank subsidiary, are also regulated and supervised by the Nevada Division. The Nevada Division is required to regularly examine each state-chartered bank. The approval of the Nevada Division is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock, or to undertake many other activities. As a general rule, Nevada law permits a state-chartered bank to perform the activities of a nationally-chartered bank.

Regulation of Holding Company

         The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank.

         The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as Awell capitalized" under applicable regulations of the FRB, that has received a composite A1@ or A2@ rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

         The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

         In addition, a bank holding company is prohibited generally from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (1) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired, as a separate subsidiary, a depository institution in addition to its bank subsidiary.
There are no current plans for such an acquisition.

         Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stock or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Company, its bank subsidiary, any other subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Federal Securities Laws

         The Company filed a registration statement with the SEC under the Securities Act of 1933 (the "Securities Act") for the registration of the shares of the Company's Common Stock which were exchanged pursuant to the
reorganization   of  the  Bank  into  the  Company.   Upon   completion  of  the
Reorganization, the outstanding shares of the Company's Common Stock were registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is now subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

         The registration under the Securities Act of shares of the Company's Common Stock which were exchanged in the Reorganization does not cover the resale of such shares. Shares of the Company's Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate (generally executive officers and directors) of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.


Item 2 - Properties

          The Company completed construction on the new corporate headquarters building located on 2.2 acres in the Sierra Executive Center in November, 1995. The building is approximately 26,000 square feet and houses the Bank's main branch office, the Company's executive and administrative offices and the real estate and commercial lending functions. The Company exercised its option to purchase a one acre adjacent parcel for $174,240 in March, 1995 to facilitate future expansion of the corporate headquarters facility, but has since determined that such expansion would be too costly. The Company placed for sale the one acre parcel adjacent to the headquarters facility. There currently exists an offer and acceptance and an open escrow on the parcel in the amount of $340,000 with closing expected either late in the first quarter or early in the second quarter of 1998.

          The Company owns the two story building and property located at 901 N. Stewart St., Carson City, Nevada 89701. The building consists of approximately 7,360 square feet on a parcel of approximately .80 acres on the corner of N. Stewart St. and E. Washington St. A branch office, and real estate and commercial lending representatives occupy this facility.

          In August, 1993, the Company opened a 3,600 square foot lending office in Las Vegas and exercised an option on an additional 1,800 square feet adjacent to the existing space in March, 1994. In April, 1997, due to fierce competition which resulted in low lending volumes, high personnel turnover, and the inability to find suitable management, the Company closed the Las Vegas office. The existing lease runs through July, 1998.

          In January, 1996, the Company signed a lease for a branch site located in south Reno in a shopping center anchored by a Raleys Supermarket. The branch opened in February, 1997. The location, approximately seven miles from the nearest existing Comstock Bank branch, is in a rapidly growing area at the end of a new freeway extension.

          In January, 1997, the Company signed a lease for a branch site located in north Sparks, in an area known as Spanish Springs, in a shopping center anchored by a Scolari's Supermarket. The branch opened in July, 1997. This location will service another rapidly growing area where the Company had no previous branch coverage.

          In January, 1997, the Company signed a five year lease for 7,130 square feet of warehouse space to house its back office operation and in-house mainframe computer system. The Company occupied the space, after renovation, in March, 1997. This facility is located within one mile of the Company's headquarters.

          In March, 1997, the Company purchased a one acre corner parcel located in a rapidly developing commercial/industrial area. Since the purchase, the developer has begun the construction of a shopping center on the 2.3 acres surrounding the Company's parcel. The parcel may be used for a future branch site.

         The following table sets forth summary information with respect to property presently leased by the Bank:


                                                                        Current
                                    Approximate                         Monthly
Address                             Square Feet        Expiration       Rental

4780 Caughlin Parkway(1)               4,140            4-30-2012       $4,250
Reno, Nevada

18100 Wedge Parkway(2)                 3,000            2-15-2007       $4,800
Washoe County, Nevada

1200 Disc Drive(3)                     3,200            8-01-2017       $7,600
Sparks, Nevada

1662 Hwy 395 South #101(4)               800            6-30-1998       $1,018
Minden, Nevada

333 N. Rancho Rd. #810(5)              5,003            7-31-1998       $7,293
Las Vegas, Nevada

5450 Riggins Court #3(6)               7,130            1-31-2002       $3,922
Reno, NV 89511



(1) Consists of a parcel of land in a regional shopping center in Reno on which the Company has constructed a branch facility (the "Caughlin branch"). The Company has three 5-year renewal options. The land lease terms are as follows:

         Years 1-5                  $3,625 per month  (through April, 1997)
         Years 6-10                 $4,250 per month
         Years 11-15                $5,000 per month
         Years 16-20                $5,833 per month

(2) Consists of a branch facility in a regional shopping center in south Reno that was completed in February 1997 (the "Galena branch"). The Company has four 5-year renewal options. The lease terms include $4,800 per month for the first two years with increases based on the CPI index for Urban Wage Earners and Clerical Workers, West Coast Area.

(3) Consists of a branch facility in a regional shopping center north of Sparks that was completed in July of 1997, (the "Sparks branch"). The Company has one 10-year renewal option. The lease terms include $7,600 per month for the first two years with increases based on 75% of the CPI index for Urban Wage Earners and Clerical Workers, West Coast Area.

(4) This facility housed a lending office located approximately 15 miles south of Carson City. The office was closed in November of 1997.

(5) This facility housed the Company's Las Vegas lending office and its southern Nevada Builders' Control Unit. The office was closed in April of 1997.

(6) This facility houses the Finance, Branch Central Support and Management Information Systems Departments. The space was previously a warehouse unit in a small office/warehouse center. The current lease is fixed at $.55 per square foot for a five year period. The Company has one 5-year option at $.75 per square foot for the first year and annual increases, based on the Consumer Price Index for All Western States, not to exceed $.80 per square foot.

Item 3 - Legal Proceedings

         On November 19, 1991, the Company filed an action against Raymond B. Graber, II (the ADefendant") in the First Judicial District Court of the State of Nevada in and for Carson City seeking a declaratory judgment permitting the Company to enforce the Defendant's personal guaranty of the debt of Outdoor Posters, Inc. The Defendant filed his answer on June 19, 1992, admitting execution of the guaranty but raising numerous affirmative defenses. Also, on June 19, 1992, the Defendant filed a counterclaim against the Company alleging, among other things, intentional misrepresentation, fraudulent nondisclosure, negligent misrepresentation and fraud. In February, 1993, the District Court ordered the dispute into arbitration. The arbitration hearing was held in November, 1993. In December, 1993, the arbitrator awarded Graber an offset of $28,443.24, but he affirmed that Graber's personal guaranty was enforceable and that Graber remained liable for the balance of the amount owing on the loan which Graber had guaranteed (in excess of $170,000.00 plus interest). Graber disputed the interpretation of the arbitrator's award, claiming he had been released from any further liability. The Company filed a motion to confirm the arbitration award with the District Court, and requested the District Court to remand the award to the arbitrator to clarify any ambiguity. The court remanded the award to the arbitrator for clarification. The arbitrator reaffirmed that the personal guaranty of Graber was enforceable and that he remained liable for the amount owing on the loan. The arbitration award was then confirmed in District Court. Graber appealed the District Court's decision to the Nevada Supreme Court which reversed and remanded to the District Court. In the fall of 1996, the District Court in turn remanded the matter to the arbitrator for answers to specific questions as to the basis for his determination. Graber objected to the remand to the arbitrator and sought an order from the Supreme Court prohibiting the District Court from remanding the matter to the arbitrator for further clarification. In early 1997, the Supreme Court dismissed Graber=s petition. The District Court then remanded the case to the arbitrator for specific clarifications. The arbitrator rendered the clarifications, all of which were favorable to the Company's position. The matter is now pending in the District Court for confirmations of the Award of the arbitrator, as clarified.

          In 1996, a former employee filed a wrongful termination claim. The claim alleges damages in excess of $125,000. The action was filed in Federal District Court and remanded to binding arbitration as required by an employment agreement between the former employee and the Company. The claimant finally filed a demand for arbitration with the American Arbitration Association in late 1997. The case is in the early stages of the arbitration proceeding. Company counsel does not believe any damages will be paid as of result the wrongful termination claim.

         Except for the above, there are no other pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

Item 4 - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5 - Market for Common Equity and Related Matters

         Page 44 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Holders of Record

         Nevada Agency and Trust Co., the Bank's stock transfer agent, reported that, as of December 31, 1997, that there were 459 registered shareholders. In addition, management believes there are at least an additional 750 beneficial owners holding stock in "street name" through brokerage firms and other nominee owners.

Dividends

         The payment of cash dividends is governed by Nevada Revised Statutes ("NRS") 661.215, 225 and 235. Under these provisions, cash dividends may only be paid from positive undivided profits. In February, 1995, the Board declared a 10% stock dividend for holders of record on March 29, 1995. No dividends were declared in 1996 or 1997 because the Board determined that the Company needed to retain the majority of its capital for future expansion and capital investment. In January, 1998, the Company announced a stock repurchase program for up to 5% of the Company's outstanding stock at the discretion of management. The Board of Directors determined that a stock repurchase plan would be preferable to cash dividends due to the taxation of such dividends. Future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate.

Item 6 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Pages 4 through 17 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7 -- Financial Statements

         The following information appearing in the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated in this Annual Report on Form 10-KSB as Exhibit 13.



                                                                     Pages in
                                                                   Annual Report
Annual Report Section

Independent Auditor's Report ...............................................  18

Consolidated Statements of Financial Condition as of
December 31, 1997 and 1996 .................................................  19

Consolidated Statements of Income for Years
Ended December 31, 1997, 1996 and 1995 .....................................  20

Consolidated Statement of Changes in Stockholder's Equity
Years Ended December 31, 1997, 1996 and 1995 ...............................  21

Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995 ............................  22-23

Notes to Consolidated Financial Statements ..............................  24-42


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended December 31, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8 - Changes  in  and  Disagreements  With   Accountants  on  Accounting and
         Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

Item 9- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning directors, executive officers, promoters and control persons and compliance with Section 16(a) of the exchange Act is incorporated by reference to the text under the captions "Election of Directors" and "Executive Compensation", "Certain Business Relationships" and "Compliance with Section 16(a) of the Exchange Act" in Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

         The Company considers the following individual to be "significant employees" of the Company's bank subsidiary under Item 401(b) of Regulation S-B:

         Robert Hemsath was promoted to Sr. Vice-President of Commercial Lending at Comstock Bank in January, 1997. He began working as a commercial loan officer for Comstock in February, 1992 and held the title of Vice-President from October, 1993 until his 1997 promotion.

         Jackie  Entrekin  was  promoted  to  Senior  Vice-President  of  Branch
Administration in January, 1997. Prior to her appointment as Senior Vice-President, Ms Entrekin held the title of Vice-President and prior to that the title of Manager, Branch Administration. She began her employment with Comstock Bank in November, 1993. Prior to her employment at Comstock, she held a similar position at Sierra Bank (now SierraWest) in Reno.

         Pamela Robinson was promoted to Vice-President of Real Estate Loan Originations in January, 1997. She has been employed at Comstock Bank since September, 1988 as the Manager of the Real Estate Loan Origination unit in Reno.

         Christiana Duncan was hired in May, 1997 as the  Vice-President of Real
Estate  Lending  Operations.   Prior  to  that,  Ms  Duncan  was  the  Executive
Vice-President of Golden Empire Mortgage in Bakersfield, CA.

         Max Doane was hired in January, 1997 as the Secondary Market Manager and was promoted to Vice-President in January, 1998. Prior to his employment at Comstock, Mr. Doane held a similar position at Crossland Mortgage Co. in Salt Lake City, UT.

         Lisa Milke was promoted to Vice-President, Controller in January, 1995. She began work for Comstock Bank as its Controller in June, 1993. Prior to that, she was a consultant to First Interstate Bank (now Wells Fargo).

         Carol Rhodes was promoted to Vice-President, Human Resources and Marketing in January, 1997. She began work at Comstock Bank in March, 1993 in the Personnel/Marketing Department.


Item 10 - Executive Compensation

         Information concerning executive compensation is incorporated by reference to the text under the captions "Voting and Proxies", "Election of Directors", and "Executive Compensation" in Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the text under the caption "Voting and Proxies" in Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 12 - Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated by reference to the text under the caption "Certain Business Relationships" in Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Item 13 - Exhibits and Reports on Form 8-K

The  exhibits  and  financial   statement   schedules  filed  as  part  of  this
Registration Statement are as follows:

(a)      List of Exhibits.

     Exhibit
          No.      Description

         *2.1 Plan of Reorganization dated as of February 26, 1997 by and among Comstock Bank and Comstock Bancorp (included as Appendix A to the Proxy Statement--Prospectus filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997).

         *3.1 Articles of Incorporation of Comstock Bancorp (included as Appendix C to the Proxy Statement--Prospectus filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997).

         *3.2 Bylaws of Comstock Bancorp (included as Appendix D to the Proxy Statement--Prospectus filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997).

         *3.3 Composite Articles of Incorporation of Comstock Bank filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

         *3.4 Composite Bylaws of Comstock Bank filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

         *4.1      Form of Stock  Certificate of Comstock  Bancorp filed as part
                   of   Comstock   Bancorp's   Amendment   No.  1  to  Form  S-4
                   Registration Statement on April 14, 1997.

        *10.1 Employment Agreement dated as of December 14, 1992 between the Bank and Robert Barone filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.2 Form of Assignment of and First Amendment to Employment Agreement among Bancorp, the Bank and Robert Barone part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.3 Employment Agreement dated as of December 14, 1992 between the Bank and Larry Platz filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.4 Form of Assignment of and First Amendment to Employment Agreement among Bancorp, the Bank and Larry Platz filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.5 1992 Incentive Plan of Comstock Bank, as amended filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.6 1992 Non-Employee Directors= Stock Option Plan, as amended filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.7 Form of Comstock Bank Payroll Deduction Stock Purchase Plan filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

        *10.8      Form  of  Assignment  of  and  First   Amendment  to  Warrant
                   Agreement filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

       **10.9 Comstock Bank Director Deferred Fee Agreement (entered into by Directors Edward Allison, Stephen Benna, John Coombs, Michael Dyer and Larry Platz).

      **10.10 Comstock Bank/Bancorp Key Employee Deferred Fee Agreement (entered into by Messrs. Robert Barone and Larry Platz).


      **10.11 Comstock Bank Supplementary Salary Continuation Agreement and First Amendment (entered into by Robert Barone and Larry Platz).


         **11      Statement re: Computation of Earnings per Share.


         **13      1997 Annual Report to Shareholders.


         **21      Subsidiaries of Registrant.


         **27      Financial Data Schedule (filed only in EDGAR format)

*        Previously filed.
**       Filed herewith.

(b)       Reports on Form 8-k

         No reports on Form 8-K were filed during the three-month period ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Comstock Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMSTOCK BANCORP
Date: February 25, 1998         /s/ Robert Barone
      ------------------        -------------------------------------
                                    Robert Barone
                                    Chairman, Chief Executive Officer, Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 1998         /s/ Edward Allison
      ------------------        -------------------------------------
                                    Edward Allison, Director

Date: February 25, 1998         /s/ Stephen Benna
      ------------------        -------------------------------------
                                    Stephen Benna, Director

Date: February 25, 1998         /s/ John Coombs
      -------------------       -------------------------------------
                                    John Coombs, Director

Date: March 6, 1998             /s/ Michael Dyer
      -------------------       -------------------------------------
                                    Michael Dyer, Director

Date: February 25, 1998         /s/ Mervyn Matorian
      -------------------       -------------------------------------
                                    Mervyn Matorian, Director

Date: February 25, 1998         /s/ Samuel McMullen
      -------------------       -------------------------------------
                                    Samuel McMullen, Director

Date: February 25, 1998         /s/ Ronald Zideck
      -------------------       -------------------------------------
                                    Ronald Zideck, Director

Date: February 25, 1998         /s/ Larry Platz
      -------------------       -------------------------------------
                                    Larry Platz, President, Secretary,
                                    and Director

Date: February 25, 1998         /s/ Robert Barone
      -------------------       -------------------------------------
                                    Robert Barone, Chairman, Chief
                                    Executive Officer and Treasurer
                                    (principal financial and accounting officer

                                  EXHIBIT 10.9

                    DIRECTOR DEFERRED COMPENSATION AGREEMENT

                                  COMSTOCK BANK
                         DIRECTOR DEFERRED FEE AGREEMENT

       THIS AGREEMENT is made this day of ________________, 1997, by and between COMSTOCK BANK, a Nevada corporation located in Reno, Nevada (the "Company"), and ______________________ (the "Director").

                                  INTRODUCTION

       To encourage the Director to remain a member of the Company's Board of Directors, the Company is willing to provide to the Director a deferred fee opportunity. The Company will pay the benefits from its general assets.


                                    AGREEMENT

       The Director and the Company agree as follows:


                                    Article 1
                                   Definitions

                        1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

                      1.1.1 "Change of Control" means the acquisition, directly or indirectly, by any "person" (as such term is defined for purposes of
       Section 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act")) of the beneficial ownership (as such term is defined for purposes of Section 13(d)(1) of the Exchange Act) of the shares of the Company which, when added to the other shares the beneficial ownership of which is held by such acquiror, shall result in such acquiror owning more than forty percent (40%) of the combined voting power of the Company's then outstanding voting securities. Not included in the foregoing is an acquisition of such shares by:

                      (a) the Company or any subsidiary or affiliate of the Company; or

                      (b) any person (as defined above) who on the date of this Agreement is a director of the Company or whose shares or stock therein are treated as beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by any such director.

                      1.1.2 "Code" means the Internal Revenue Code of 1986, as amended.

                      1.1.3 "Disability" means the Director's inability to perform substantially all normal duties of a director, as determined by the Company's disability insurer pursuant to the terms of its disability policy on the Director or, if no such insurance policy is in force, by the Company's Board of Directors in its sole discretion. As a condition to any benefits, the Company may require the Director to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

                      1.1.4  "Election  Form" means the Form attached as Exhibit
       A.

                      1.1.5 "Fees" means the total annual fees payable to the Director.

                      1.1.6 "Normal Termination Age" means the Director's 65th birthday.

                      1.1.7 "Normal Termination Date" means the later of the Normal Termination Age or the Director's Termination of Service.

                      1.1.8 "Projected Benefit" means the amount that would have been deemed credited to the Director's Deferral Account balance as of the Distribution Date had the Director continued to defer fees in the amount he was deferring on the date of his death and interest is credited at 8.0%. Any changes in the deferral amount or the crediting rate will require a recalculation of the Projected Benefit.

                      1.1.9 "Termination of Service" means the Director ceasing to be a member of the Company's Board of Directors for any reason whatsoever.

                                    Article 2
                                Deferral Election

               2.1 Initial Election. The Director shall make an initial deferral election under this Agreement by filing with the Company a signed Election Form within fifteen (15) days after the date of this Agreement. The Election Form shall set forth the amount of Fees to be deferred. The Election Form shall be effective to defer only Fees earned after the date the Election Form is received by the Company.

        2.2    Election Changes

                      2.2.1 Generally. The Director may modify the amount of Fees to be deferred annually by filing a new Election Form with the Company and obtaining written approval by the Board of Directors of the Company. The modified deferral shall not be effective until the calendar year following the year in which the subsequent Election Form is received by the Company.


                      2.2.2 Hardship. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Director occurs, the Director, by written instructions to the Company may reduce future deferrals under this Agreement.

                                    Article 3
                                Deferral Account

       3.1 Establishing and Crediting. The Company shall establish a Deferral Account on its books for the Director, and shall credit to the Deferral Account the following amounts:

                      3.1.1 Deferrals. The Fees deferred by the Director as of the time the Fees would have otherwise been paid to the Director.

                      3.1.2 Matching Contribution. A matching contribution equal to (and credited to the Deferral Account at the same time) the amounts credited to the Deferral Account under Section 3.1.1, subject to an annual maximum matching contribution of twenty-five percent (25%) of the first twelve thousand dollars ($12,000) of the Compensation deferred annually by the Director.

                      3.1.3 Interest. On each December 31st after the date of this Agreement, interest shall be credited on the account balance since the preceding credit under this Section 3.1.2, if any, equal to the then effective rate as set by the Board of Directors annually in its sole and absolute discretion but in no case shall it exceed the Company's Prime Lending Rate plus two percent (2%).

              3.2 Statement of Accounts. The Company shall provide to the Director, within one hundred twenty (120) days after the end of each calendar year, a statement setting forth the Deferral Account balance, which shall separately account for Deferrals and Matching Contributions.

              3.3 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Director is a general unsecured creditor of the Company for the payment of benefits. The benefits represent the mere Company promise to pay such benefits. The Director's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.

                                    Article 4
                                Lifetime Benefits

       4.1 Normal Termination Benefit. Upon the Director's Normal Termination Date, the Company shall pay to the Director the benefit described in this
Section 4.1.

              4.1.1 Amount of Benefit. The benefit under this Section 4.1 is the Deferral Account balance at the Director's Termination of Service.

              4.1.2 Payment of Benefit. Unless a lump sum payment was elected on Exhibit A, the Company shall pay the benefit to the Director in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Director's Termination of Service. The Company shall annuitize the Deferral Account balance using a reasonable interest rate as determined by the Company in its sole and absolute discretion.

       4.2 Early Termination Benefit. If the Director terminates service as a director before the Normal Termination Age for reasons other than death or Disability, the Company shall pay to the Director the benefit described in this
Section 4.2.

              4.2.1 Amount of Benefit. The benefit under this Section 4.2 is calculated by recomputing the Deferral Account balance at the Director's Termination of Service from its inception with the following modifications:

              4.2.2 Payment of Benefit. Unless the Board of Directors agrees, in its sole and absolute discretion to change the payment of benefit to a lump sum payment, the Company shall pay the benefit to the Director in one hundred fifty six (156) equal monthly installments commencing on the first day of the month following the Director's Normal Termination Age. The Company shall annuitize the Deferral Account balance using a reasonable interest rate as determined by the Company in its sole and absolute discretion.

       4.3 Disability Benefit. Upon Termination of Service for Disability prior to the Normal Termination Age, the Company shall pay to the Director the benefit described in this Section 4.3.

              4.3.1 Amount of Benefit. The benefit under this Section 4.3 is the Deferral Account balance at the Director's Termination of Service.

              4.3.2 Payment of Benefit. Unless the Board of Directors agrees , in its sole and absolute discretion to change the payment of benefit to a lump sum payment, the Company shall pay the benefit to the Director in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Director's Normal Termination Age. The Company shall annuitize the Deferral Account balance using a reasonable interest rate as determined by the Company in its sole and absolute discretion.

       4.4 Change of Control Benefit. Upon a Change of Control while the Director is in the active service of the Company, the Company shall pay to the Director the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

                      4.4.1  Amount of Benefit.  The benefit  under this Section
       4.4 is the Deferral Account balance at the date of the Director's Termination of Service.

                      4.4.2 Payment of Benefit. The Company shall pay the benefit to the Director in a lump sum within ninety (90) days after Termination of Service

       4.5 Hardship Distribution. Upon the Company's determination in its sole and absolute discretion (following petition by the Director) that the Director has suffered an unforeseeable financial emergency as described in Section 2.2.2, the Company shall distribute to the Director all or a portion of the Deferral Account balance as determined by the Company, but in no event shall the distribution be greater than is necessary to relieve the financial hardship.

                                    Article 5
                                 Death Benefits

       5.1 Death During Active Service. If the Director dies while in the active service of the Company, the Company shall pay to the Director's beneficiary the benefit described in this Section 5.1.

              5.1.1 Amount of Benefit. The benefit amount under Section 5.1 is the Projected Benefit. However in no event shall the Projected Benefit exceed Seventy-five thousand dollars ($75,000) per year.

              5.1.2 Payment of Benefit. Unless the Board of Directors agrees in its sole and absolute discretion to change the payment of benefit to a lump sum payment, the Company shall pay the benefit to the beneficiary in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Director's Death. The Company shall amortize the Deferral Account balance using a reasonable discount rate as determined by the Company in its sole discretion.

       5.2 Death During Benefit Period. If the Director dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Director's beneficiary at the same time and in the same amounts they would have been paid to the Director had the Director survived.

                                    Article 6
                                  Beneficiaries

       6.1 Beneficiary Designations. The Director shall designate a beneficiary by filing a written designation with the Company. The Director may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Company during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's estate.

       6.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    Article 7
                               General Limitations

      Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement that is attributable to matching contributions under Section 3.1.2 and interest earned under Section
3.1.3 on such contributions:

             7.1 Termination for Cause. If the Company terminates the Director's service as a director for:

             7.1.1 Conviction of a felony or of a gross misdemeanor involving moral turpitude; or 7.1.2 Fraud or willful violation of any law resulting in an adverse financial effect on the Company.

      7.2 Suicide. If the Director commits suicide within two years after the date of this Agreement, or if the Director has made any material misstatement of fact on any application for life insurance purchased by the Company.

                                    Article 8
                          Claims and Review Procedures

              8.1 Claims Procedure. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of Claimant's eligibility or ineligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial,
(2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect Claimant's claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period. All Claims shall be in writing to the Company's Board of Directors.

              8.2 Review Procedure. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that Claimant is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle Claimant to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and counsel, if any) an opportunity to present Claimant's position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                    Article 9
                           Amendments and Termination

       This Agreement may be amended or terminated only by a written agreement signed by the Company and the Director.

                                   Article 10
                                  Miscellaneous

              10.1 Binding Effect. This Agreement shall bind the Director and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

              10.2 No Guarantee of Service. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Company, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

              10.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

              10.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

              10.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of Nevada, except to the extent preempted by the laws of the United States of America.

              10.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Director's life is a general asset of the Company to which the Director and beneficiary have no preferred or secured claim.

       10.7 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Director as to the subject matter hereof. No rights are granted to the Director by virtue of this Agreement other than those specifically set forth herein.

       10.8 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

           10.8.1  Interpreting the provisions of the Agreement;
           10.8.2 Establishing and revising the method of accounting for the Agreement;
           10.8.3  Maintaining a record of benefit payments; and
           10.8.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

       IN WITNESS WHEREOF, the Director and a duly authorized Company officer have signed this Agreement.


DIRECTOR:                                            COMPANY:
                                                     COMSTOCK BANK

________________________________                     By  _______________________
                                                  Title  _______________________

                                    EXHIBIT A
                                       TO
                         DEFERRED COMPENSATION AGREEMENT


                             Deferral Election Form

I elect to defer compensation under my Deferred Compensation Agreement with Comstock Bank as follows:

                                 Bank Employees
                               Amount of Deferral
                          =============================
                         (Initial and Complete Only One)

                           I elect to defer __________% of salary

                           I elect to defer $__________ of salary

                           I elect not to defer salary


                                    Directors
                               Amount of Deferral
                          =============================
                         (Initial and Complete Only One)

                           I elect to defer ___________% of my
                           Director fees

                           I elect to defer $___________ of my
                           Director fees

                           I elect not to defer any Director fees


I understand that I may change the amount of my deferrals by filing a new election form with Comstock Bank; provided, however, that any subsequent election will not be effective until the calendar year following the year in which the new election is received by Comstock Bank.

                                 Form of Benefit

I elect to receive benefits under the Agreement in the following form:

(Initial One)

         Lump sum

         Equal monthly installments for        months



                             Beneficiary Designation

I designate the following as beneficiary of benefits under the Deferred Compensation Agreement, payable following my death:

Primary:

Contingent:

         Note: To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.


I understand that I may change these beneficiary designations by filing a new written designation with Comstock Bank. I further understand that the designations will be automatically revoked if the beneficiary predeceases me or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Signature                                            .

Date                                                  .



Accepted by Comstock Bank this        day of                               , 19
                               ------        ------------------------------

By

Title

                                  Exhibit 10.10

                  KEY EMPLOYEE DEFERRED COMPENSATION AGREEMENT

                                  COMSTOCK BANK
                  KEY EMPLOYEE DEFERRED COMPENSATION AGREEMENT

       THIS AGREEMENT is made this day of ________________, 1997, by and between COMSTOCK BANK, a Nevada corporation located in Reno, Nevada (the "Company"), and ______________________ (the "Key Employee").

                                  INTRODUCTION

       To encourage the Key Employee to remain an employee of the Company, the Company is willing to provide to the Key Employee a deferred compensation opportunity together with Company matching contributions. The Company will pay the benefits from its general assets.

                                    AGREEMENT
       The Key Employee and the Company agree as follows:

                                    Article 1
                                   Definitions

                        1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

                      1.1.1 "Change of Control" means the acquisition, directly or indirectly, by any "person" (as such term is defined for purposes of
       Section 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act")) of the beneficial ownership (as such term is defined for purposes of Section 13(d)(1) of the Exchange Act) of the shares of the Company which, when added to the other shares the beneficial ownership of which is held by such acquiror, shall result in such acquiror owning more than forty percent (40%) of the combined voting power of the Company's then outstanding voting securities. Not included in the foregoing is an acquisition of such shares by:

                      (a) the Company or any subsidiary or affiliate of the Company; or

                      (b) any person (as defined above) who on the date of this Agreement is a director of the Company or whose shares or stock therein are treated as beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by any such director.

                      1.1.2. "Code" means the Internal Revenue Code of 1986 and the regulations thereunder, as amended from time to time..

                      1.1.3. "Disability" means the Key Employee's inability to perform substantially all normal duties of the Key Employee, as determined by the Company's disability insurer pursuant to the terms of its disability policy on the Key Employee or, if no such insurance policy is in force, by the Company's Board of Directors in its sole and absolute discretion. As a condition to any benefits, the Company may require the Key Employee to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

                      1.1.4.  "Election Form" means the Form attached as Exhibit
       A.

                      1.1.5. "Compensation" means the total annual base salary payable to the Executive plus any bonus payable to the Key Employee.

                      1.1.6. "Normal Retirement Age" means the Key Employee's 65th birthday.

                      1.1.7. "Normal Retirement Date" means the later of the Normal Retirement Age or the Key Employee's Termination of Employment.

                      1.1.8. "Projected Benefit" means the amount that would have been deemed credited to the Key Employee's Deferral Account balance as of the Distribution Date had the Key Employee continued to defer Compensation in the amount he was deferring on the date of his death and interest is credited at the then effective rate as set by the Board of Directors annually in its sole and absolute discretion..

                      1.1.9. "Termination of Employment" means the Key Employee ceasing to be employed by the Company for any reason whatsoever.

                                    Article 2
                                Deferral Election

               2.1 Initial Election. The Key Employee shall make an initial deferral election under this Agreement by filing with the Company a signed Election Form within fifteen (15) days after the date of this Agreement. The
Election Form shall set forth the amount of Compensation to be deferred. The Election Form shall be effective to defer only Compensation earned after the date the Election Form is received by the Company.

      2.2      Election Changes

                      2.2.1 Generally. The Key Employee may modify the amount of Compensation to be deferred annually by filing a new Election Form with the Company and obtaining written approval by the Board of Directors of the Company. The modified deferral shall not be effective until the calendar year following the year in which the subsequent Election Form is received by the Company.

                      2.2.2 Hardship. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Key Employee occurs, the Key Employee, by written instructions to the Company may reduce future deferrals under this Agreement.

                                    Article 3
                                Deferral Account

       3.1 Establishing and Crediting. The Company shall establish a Deferral Account on its books for the Key Employee, and shall credit to the Deferral Account the following amounts:

                      3.1.1 Deferrals. The Compensation deferred by the Key Employee as of the time the Compensation would have otherwise been paid to the Key Employee.

                      3.1.2 Matching Contribution. A matching contribution equal to (and credited to the Deferral Account at the same time) the amounts credited to the Deferral Account under Section 3.1.1, subject to an annual maximum matching contribution of fifteen percent (15%) of the first Twelve Thousand Dollars ($12,000) of the Compensation deferred annually by the Key Employee.

                      3.1.3 Interest. On each January 1st after the date of this Agreement, interest shall be credited on the account balance since the preceding credit under this Section 3.1.2, if any, equal to the then effective rate as set by the Board of Directors annually in its sole and absolute discretion but in no case shall it exceed the Company's Prime Lending Rate plus two percent (2%).

              3.2 Statement of Accounts. The Company shall provide to the Key Employee, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the Deferral Account balance.

              3.3 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Key Employee is a general unsecured creditor of the Company for the payment of benefits. The benefits represent the mere Company promise to pay such benefits. The Key Employee's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Key Employee's creditors.

                                    Article 4
                                Lifetime Benefits

       4.1 Normal Retirement Benefit. Upon the Key Employee's Normal Retirement Date, the Company shall pay to the Key Employee the benefit described in this
Section 4.1.

                      4.1.1  Amount of Benefit.  The benefit  under this Section
       4.1 is the Deferral Account balance at the Key Employee's Termination of Employment.

                      4.1.2 Payment of Benefit. The Company shall pay the benefit to the Key Employee in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Key Employee's Termination of Employment. The Company shall amortize the Deferral Account balance using a reasonable Interest rate as determined by the Company in its sole discretion.

       4.2 Early Retirement Benefit. If the Key Employee terminates employment before the Normal Retirement Age for reasons other than death or Disability, the Company shall pay to the Key Employee the benefit described in this Section 4.2.

                      4.2.1  Amount of Benefit.  The benefit  under this Section
       4.2 is calculated by recomputing the Deferral Account balance from its inception with the following modifications:

                      4.2.1.1 Company Match Reduction. In the event Key Employee is not employed by the Company during the five (5) full calendar years immediately following the execution of this Agreement, the Company's matching contributions under Section 3.1.2 shall be reduced by twenty percent (20%) for each full calendar year less than five (5) for which the Key Employee is employed by the Company. If this Agreement is signed by the Key Employee prior to May 31, 1997 then they shall be credited with one (1) full calendar years vesting for 1997.

                      4.2.2 Payment of Benefit. Unless the Board of Directors agrees in its sole and absolute discretion to change the payment of benefit to a lump sum payment, the Company shall pay the benefit to the Key Employee in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Key Employee's Normal Retirement Age. The Company shall annuitize the Deferral Account balance using a reasonable interest rate as determined by the Company in its sole and absolute discretion.

               4.3 Disability Benefit. Upon Termination of Employment for Disability prior to the Normal Retirement Age, the Company shall pay to the Key Employee the benefit described in this Section 4.3.

                      4.3.1  Amount of Benefit.  The benefit  under this Section
       4.3 is the Deferral Account balance at the Key Employee's Termination of Employment.

                      4.3.2 Payment of Benefit. Unless the Board of Directors agrees, in its sole and absolute discretion, to change the payment of benefit to a lump sum payment, the Company shall pay the benefit to the Key Employee in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Key Employee's Termination of Employment. The Company shall annuitize the Deferral Account balance using a reasonable interest rate as determined by the Company in its sole and absolute discretion, without adjustment for vesting.

       4.4 Change of Control Benefit. Upon a Change of Control while the Key Employee is in the active employment of the Company, the Company shall pay to the Key Employee the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

                      4.4.1  Amount of Benefit.  The benefit  under this Section
       4.4 is the Deferral Account balance at the date of the Key Employee's Termination of Employment.

                      4.4.2 Payment of Benefit. The Company shall pay the benefit to the Key Employee in a lump sum within ninety (90) days after Termination of Employment

       4.5 Hardship Distribution. Upon the Board of Director's determination, in their sole and absolute discretion (following petition by the Key Employee) that the Key Employee has suffered an unforeseeable financial emergency as described in Section 2.2.2, the Board of Directors shall distribute to the Key Employee all or a portion of the Deferral Account balance as determined by the Board of Directors, but in no event shall the distribution be greater than is necessary to relieve the financial hardship.

                                    Article 5
                                 Death Benefits

       5.1 Death During Active Employment. If the Key Employee dies while in the active employment of the Company, the Company shall pay to the Key Employee's beneficiary the benefit described in this Section 5.1.

                      5.1.1 Amount of Benefit.  The benefit amount under Section
       5.1 is the Projected Benefit without adjustment for vesting. However, in no event shall the Projected Benefit exceed Seventy-five Thousand Dollars ($75,000) per year.

                      5.1.2 Payment of Benefit. Unless the Board of Directors agrees in its sole and absolute discretion to change the payment of benefits to a lump sum payment, the Company shall pay the benefit to the beneficiary in one hundred fifty-six (156) equal monthly installments commencing on the first day of the month following the Key Employee's Death. The Company shall amortize the Deferral Account balance using a reasonable discount rate as determined by the Company in its sole and absolute discretion.

       5.2 Death During Benefit Period. If the Key Employee dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Key Employee's beneficiary at the same time and in the same amounts they would have been paid to the Key Employee had the Key Employee survived.

                                    Article 6
                                  Beneficiaries

       6.1 Beneficiary Designations. The Key Employee shall designate a beneficiary by filing a written designation with the Company. The Key Employee may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Key Employee and accepted by the Company during the Key Employee's lifetime. The Key Employee's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Key Employee, or if the Key Employee names a spouse as beneficiary and the marriage is subsequently dissolved. If the Key Employee dies without a valid beneficiary designation, all payments shall be made to the Key Employee's estate.

       6.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    Article 7
                               General Limitations

      Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement that is attributable to matching contributions under Section 3.1.2 and interest earned under Section
3.1.3 on such contributions:

             7.1 Termination for Cause. If the Company terminates the Key Employee's employment for:

                      7.1.1 Conviction of a felony or of a gross misdemeanor involving moral turpitude; or: 7.1.2 Fraud or willful violation of any law resulting in an adverse financial effect on the Company.

             7.2 Suicide. If the Key Employee commits suicide within two years after the date of this Agreement, or if the Key Employee has made any material misstatement of fact on any application for life insurance purchased by the Company.

                                    Article 8
                          Claims and Review Procedures

              8.1 Claims Procedure. The Company shall notify any person or entity that makes a claim against the Agreement (the "Claimant") in writing, within ninety (90) days of Claimant's written application for benefits, of Claimant's eligibility or ineligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial,
(2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect Claimant's claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period. All claims shall be made in writing to the Company's Board of Directors.

              8.2 Review Procedure. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that Claimant is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle Claimant to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and counsel, if any) an opportunity to present Claimant's position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.


                                    Article 9
                           Amendments and Termination

       This Agreement may be amended or terminated only by a written agreement signed by the Company and the Key Employee.

                                   Article 10
                                  Miscellaneous

              10.1 Binding Effect. This Agreement shall bind the Key Employee and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

              10.2 No Guarantee of Employment. This Agreement is not a contract of employment. It does not give the Key Employee the right to remain employed with the Company, nor does it interfere with the company's right to terminate the Key Employee. It also does not require the Key Employee to continue employment with the Company nor interfere with the Key Employee's right to resign at any time.

              10.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

              10.4 Tax Withholding. The Key Employee shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

              10.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of Nevada, except to the extent preempted by the laws of the United States of America.

              10.6 Unfunded Arrangement. The Key Employee and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Key Employee's life is a general asset of the Company to which the Key Employee and beneficiary have no preferred or secured claim.

       10.7 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Key Employee as to the subject matter hereof. No rights are granted to the Key Employee by virtue of this Agreement other than those specifically set forth herein.

       10.8 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

                      10.8.1 Interpreting the provisions of the Agreement;

                      10.8.2 Establishing and revising the method of accounting for the Agreement;

                      10.8.3 Maintaining a record of benefit payments; and

                      10.8.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

       IN WITNESS WHEREOF, the Key Employee and a duly authorized Company officer have signed this Agreement.


KEY EMPLOYEE:                                        COMPANY:
                                                     COMSTOCK BANK



________________________________                     By  _______________________

                                                  Title  _______________________

                                    EXHIBIT A
                                       TO
                         DEFERRED COMPENSATION AGREEMENT

                             Deferral Election Form

I elect to defer compensation under my Deferred Compensation Agreement with Comstock Bank as follows:

                                 Bank Employees
                               Amount of Deferral
                          =============================
                         (Initial and Complete Only One)

                           I elect to defer ______________% of salary

                           I elect to defer $______________ of salary

                           I elect not to defer salary


                                    Directors
                               Amount of Deferral
                          =============================
                         (Initial and Complete Only One)

                           I elect to defer _____________% of my
                           Director fees

                           I elect to defer $_____________ of my
                           Director fees

                           I elect not to defer any Director
                           fees


I understand that I may change the amount of my deferrals by filing a new election form with Comstock Bank; provided, however, that any subsequent election will not be effective until the calendar year following the year in which the new election is received by Comstock Bank.

                                 Form of Benefit


I elect to receive benefits under the Agreement in the following form:

(Initial One)

         Lump sum

         Equal monthly installments for        months



                             Beneficiary Designation

I designate the following as beneficiary of benefits under the Deferred Compensation Agreement, payable following my death:

Primary:


Contingent:


         Note: To name a trust as beneficiary, please provide the name of the trustee and the exact date of the trust agreement.


I understand that I may change these beneficiary designations by filing a new written designation with Comstock Bank. I further understand that the designations will be automatically revoked if the beneficiary predeceases me or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.



Signature

Date



Accepted by Comstock Bank this        day of                               , 19
                               ------        ------------------------------

By

Title

                                  EXHIBIT 10.11

                SALARY CONTINUATION AGREEMENT AND FIRST AMENDMENT

                                  COMSTOCK BANK
                          SALARY CONTINUATION AGREEMENT


       THIS AGREEMENT is made this day of ________________, 199___, by and between COMSTOCK BANK, a Nevada corporation located in Reno, Nevada (the "Company"), and ROBERT BARONE (the "Executive").

                                  INTRODUCTION

       To encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits to the Executive. The Company will pay the benefits from its general assets.

                                    AGREEMENT

       The Executive and the Company agree as follows:

                                    Article 1
                                   Definitions

       1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

       1.1.1 "Change of Control" means the acquisition, directly or indirectly, by any "person" (as such term is defined for purposes of Section 13(d) and 14(d) of the Securities Exchange Act of 1934 ("Exchange Act")) of the beneficial ownership (as such term is defined for purposes of Section 13(d)(1) of the Exchange Act) of the shares of the Company which, when added to the other shares the beneficial ownership of which is held by such acquiror, shall result in such acquiror owning more than forty percent (40%) of the combined voting power of the Company's then outstanding voting securities. Not included in the foregoing is an acquisition of such shares by:
                      (a) the Company or any subsidiary or affiliate of the Company; or

                      (b) any person (as defined above) who on the date of this Agreement is a director of the Company or whose shares or stock therein are treated as beneficially owned (as defined in Rule 13d-3 of the Exchange Act) by any such director.

                      1.1.2 "Code" means the Internal Revenue Code of 1986, as amended.

                      1.1.3 "Disability" means the Executive's inability to perform substantially all normal duties of the Executive, as determined by the Company's disability insurer pursuant to the terms of its disability policy on the Executive or, if no such insurance policy is in force, by the Company's Board of Directors in its sole and absolute discretion. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Company's Board of Directors deems appropriate.

                      1.1.4 "Normal Retirement Age" means the Executive's 65th birthday.

                      1.1.5  "Normal  Retirement  Date"  means  the later of the
       Executive's   Normal  Retirement  Age  or  the  date  of  Termination  of
       Employment.

                      1.1.6 "Plan Year" means a twelve-month period commencing on the 1st day of May and ending on the 30th day of April of each year. The initial Plan Year shall commence on the effective date of this Agreement.

                      1.1.7 "Termination of Employment" means the Executive ceasing to be employed by the Company for any reason whatsoever other than by reason of an approved leave of absence.

                                    Article 2
                                Lifetime Benefits

       2.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Age for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 2.1 in lieu of any other benefit under this Agreement.

                      2.1.1  Amount of Benefit.  The annual  benefit  under this
       Section 2.1 is Sixty-six thousand nine hundred dollars ($66,900) for Robert Barone and Forty-four thousand seven hundred dollars ($44,700) for Larry Platz.

                      2.1.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing on the month following the Normal Retirement Date and continuing for one hundred seventy-nine (179) additional months.

               2.2 Early Termination Benefit. If the Executive terminates employment before the Normal Retirement Age for reasons other than death, Disability or Change of Control, the Company shall pay to the Executive the benefit described in this Section 2.2 in lieu of any other benefit under this Agreement.

                      2.2.1  Amount of Benefit.  The annual  benefit  under this
       Section 2.2 is the amount set forth on Schedule A, Column C, determined by the Plan Year completed immediately prior to the Plan Year in which the Termination of Employment occurred.

                      2.2.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first (1st) day of each month commencing on the month following the Normal Retirement Age and continuing for one hundred seventy-nine (179) additional months. The Board of Directors can, in its sole and absolute discretion, pay the benefit in a lump sum as determined in Schedule A, Column B, for the amount of years then credited or, in its sole and absolute discretion, pay annual benefit for 180 months from Schedule A, Column D.


       2.3 Disability Benefit. If the Executive terminates employment for Disability prior to the Normal Retirement Age, the Company shall pay to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Agreement.

                      2.3.1  Amount of Benefit.  The annual  benefit  under this
       Section 2.3 is the amount set forth on Schedule A, Column D, determined by the Executive's Plan Year completed immediately prior to year in which the Termination of Employment occurred.

                      2.3.2 Payment of Benefit. The Company shall pay the annual benefit to the Executive in 12 equal monthly installments payable on the first day of each month commencing on the month following the Termination of Employment and continuing for 179 additional months.

               2.4 Change of Control Benefit. Upon a Change of Control, the Company shall pay to the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

                      2.4.1 Amount of Benefit.  The lump-sum  benefit under this
       Section 2.4 is the amount set forth on Schedule A, Column B, determined by the Plan Year completed immediately prior to the year in which the Change of Control occurred.

                      2.4.2 Payment of Benefit. The Company shall pay the present value of the benefit to the Executive in a lump sum within ninety
       (90) days after the Change of Control.

                                    Article 3
                                 Death Benefits

       3.1 Death During Active Employment. If the Executive dies while being employed by the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 3.1 in lieu of any other benefit under this Agreement.

                      3.1.1 Amount of Benefit.  The annual benefit under Section
       3.1 is the lifetime benefit amount that would have been paid to the Executive under Section 2.1 calculated as if the date of the Executive's death were the Normal Retirement Date.

                      3.1.2 Payment of Benefit. The Company shall pay the annual benefit to the Beneficiary in 12 equal monthly installments payable on the first day of each month commencing on the month following the Executive's death and continuing for 179 additional months.

              3.2 Death During Benefit Period. If the Executive dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

                                    Article 4
                                  Beneficiaries

       4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Company. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Company during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.



       4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                                    Article 5
                               General Limitations

      Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement:

             5.1  Termination   for  Cause.   If  the  Company   terminates  the
Executive's employment for:

                      5.1.1 Conviction of a felony or of a gross misdemeanor involving moral turpitude; or

                      5.1.2 Fraud or willful violation of any law resulting in an adverse effect on the Company.

      5.2 Suicide. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Company.

                                    Article 6
                          Claims and Review Procedures

       6.1 Claims Procedure. The Company shall notify any person making a claim under this Agreement (the "Claimant") in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or ineligibility for benefits under the Agreement. If the Company determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period. All Claims shall be made in writing to the Company's Board of Directors.

       6.2 Review Procedure. If the Claimant is determined by the Company not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. The Company shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the Claimant and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the Claimant.

                                    Article 7
                           Amendments and Termination

              7.1 Generally. This Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

              7.2 Exception. Notwithstanding Section 7.1, the Company may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of this Agreement would (i) cause benefits to be taxable to the Executive prior to actual receipt, or (ii) result in significant financial penalties or other material detrimental financial impact on the Company (other than the financial impact of paying the benefits).

                                    Article 8
                                  Miscellaneous

       8.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

       8.2 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

       8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

       8.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

       8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the State of Nevada, except to the extent preempted by the laws of the United States of America.

       8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

       8.7 Entire Agreement. This Agreement constitutes the entire agreement between the Company and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

       8.8 Administration. The Company shall have powers which are necessary to administer this Agreement, including but not limited to:

                      8.8.1 Interpreting the provisions of the Agreement;

                      8.8.2 Establishing and revising the method of accounting for the Agreement;

                      8.8.3 Maintaining a record of benefit payments; and

                      8.8.4   Establishing   rules  and  prescribing  any  forms
       necessary or desirable to administer the Agreement.



       IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.

EXECUTIVE:                                           COMPANY:
                                                     Comstock Bank


__________________________________                   By     ____________________
                                                     Title  ____________________

                                  COMSTOCK BANK
                          SALARY CONTINUATION AGREEMENT

                             Beneficiary Designation

I designate the following as beneficiary of benefits under the Comstock Bank Salary Continuation Agreement payable following my death:


 Primary:     __________________________________________________________________

 Contingent:  __________________________________________________________________


Note: To name a trust as beneficiary, please provide the name of the trustee(s) and the exact name and date of the trust agreement.


  I understand that I may change these beneficiary designations by filing a new written designation with the Company. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary, in the event of the dissolution of our marriage.


  Signature   __________________________________


  Date        ______________________________

                                  Comstock Bank
                          Salary Continuation Agreement

                                   SCHEDULE A

                                  Robert Barone

Column A          Column B                 Column C                 Column D

  Plan            Accrued               Early Retirement            Immediate
  Year            Benefit                Annual Benefit               Annual
                                       Payable at Normal             Benefit
                                           Retirement

    1              28,414                         7,753                3,161
    2              59,034                        14,947                6,567
    3              92,030                        21,622               10,238
    4             127,589                        27,817               14,193
    5             165,908                        33,566               18,456
    6             207,201                        38,900               23,049
    7             251,701                        43,851               28,000
    8             299,655                        48,444               33,334
    9             351,332                        52,707               39,083
   10             407,020                        56,662               45,278
   11             467,032                        60,333               51,953
   12             531,703                        63,739               59,147
   13             601,394                        66,900               66,900

                                  Comstock Bank
                          Salary Continuation Agreement

                                   SCHEDULE A

                                   Larry Platz

Column A         Column B                   Column C                 Column D

  Plan            Accrued               Early Retirement            Immediate
  Year            Benefit                Annual Benefit               Annual
                                       Payable at Normal             Benefit
                                          Retirement

     1         $   45,361                     $   7,903            $   5,046
     2             94,244                        15,236               10,484
     3            146,922                        22,041               16,344
     4            203,689                        28,356               22,659
     5            264,864                        34,216               29,464
     6            330,787                        39,654               36,797
     7            401,829                        44,700               44,700

                             FIRST AMENDMENT TO THE
                                  COMSTOCK BANK

                          SALARY CONTINUATION AGREEMENT
                         AGREEMENT DATED APRIL 30, 1997



         THIS AMENDMENT executed on this ________ day of ___________, 1998, by and between COMSTOCK BANK, a Nevada corporation located in Reno, Nevada (the "Bank"), COMSTOCK BANCORP, a bank holding company located in Reno, Nevada (the "Holding Company"), and __________________ (the "Employee").

         On April 30, 1997, the Corporation executed the COMSTOCK BANK KEY EMPLOYEE DEFERRED COMPENSATION AGREEMENT, by and between the Bank and the Employee (the "Agreement").

         The undersigned hereby amends, in part, said Agreement for the purpose of eliminating the Bank as a party to the Agreement and substituting the Bank with the Holding Company. From this day forth, the Holding Company shall be responsible for the obligations of the Agreement and the Bank shall have no such obligation.

         The name of the Agreement shall hereafter read as follows:

         COMSTOCK BANCORP SALARY CONTINUATION AGREEMENT

         All references to the Bank in the Agreement shall be changed to the Holding Company hereafter.

         The parties, by executing this First Amendment to the Agreement, agree to such amendment.

         IN WITNESS OF THE ABOVE, the Employee, the Bank and the Holding Company have agreed to this First Amendment to the Agreement.


         Employee:                                   Bank:
                                                     COMSTOCK BANK

         ---------------------                       ----------------------


                                                     Its____________________

         Holding Company:
         COMSTOCK BANCORP


         ----------------------


         Its____________________

                                   EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                COMSTOCK BANCORP
                COMPUTATION OF CONSOLIDATED NET INCOME PER SHARE
                         FOR THE YEARS ENDED DECEMBER 31

                                                         1997          1996          1995
--------------------------------------------------------------------------------------------
Net Income:                                           $1,836,060    2,092,108     $1,605,125

Net Income per Common Share (assuming no dilution):
   Weighted Avg. Shares Outstd.:                       4,355,668    4,233,693      3,704,295
   Basic Earnings per Share:                               $0.42        $0.49          $0.43

Net Income per Common and Common Equivalent
Shares:
 Adjusted Weighted Avg. Number of Shares               4,788,732    4,557,341      4,185,151
Outstd. After Giving Effect to the Conversion
of Options and Warrants:
Fully Diluted Earnings per Share:                          $0.39        $0.46          $0.38

                                   EXHIBIT 13

                          ANNUAL REPORT TO SHAREHOLDERS

                               SHAREHOLDER LETTER

Dear Shareholder:

         December 31, 1997 marked the 10th consecutive year of profitability for the Company. Assets increased 34% to $195 million, net loans grew 41% to $135 million, and deposits grew 31% to $172 million. Net income declined 12% from $2.09 million to $1.84 million.

         There were three major factors which impacted the Company in 1997; two of the factors were transient in nature; management expects the third to have a positive long-term impact on the Company. The floods in Northern Nevada in early January, 1997 temporarily reduced demand for home financing. Northern Nevada real estate loans, one of the Company's staple products, were 29% lower in the first quarter of '97 when compared to the same 1996 period. They were 11% lower in the second quarter. But, in the second half of the year, they rose 16%.

         In January, 1997, after an internal study of loan origination costs, the Company decided to adopt a more conservative accounting approach to the recognition of fee income. The new approach deferred fee income over a longer period of time than had previously been the practice. The largest impact of this accounting change was seen in the income statement in the quarters immediately following the change with the impact lessening over time. Management has estimated that, had the fee income accounting not been changed in 1997, net income would have fallen by 5% rather than the 12% decline actually reported.

         In 1996, the Company embarked upon an ambitious infrastructure development plan. Much of the capital spending occurred in 1997 including: 1) the formation of a holding company and the exchange of Holding Company for Bank stock on a 2 for 1 basis (the equivalent of a 2 for 1 stock split); 2) the opening of two full service branches, one in south Reno (February, 1997) and one in Sparks (July, 1997); 3) the opening of an operations center (March, 1997) to house the back office, computer, and customer service functions; 4) the physical separation of the real estate from the commercial lending functions, giving both functions room for growth (March, 1997); and 5) the acquisition of and successful migration to (October, 1997) a state of the art in-house computer system.

         With its basic technology platform in place, the Company can now begin to offer to its client base the automated services that management perceives will be required by the turn of the century. Such services include cash management for small businesses, sweeps, debit cards, telebanking, and home banking. The Company believes that the new systems are Year 2000 Compliant, a belief that management anticipates will be borne out by the testing process scheduled for the next 18 months.

         Investment in such infrastructure required internal focus by management in 1997. Furthermore, such capital investments and structural changes do not come without cost. In last year's Annual Report, management indicated that "during this period of renewal, preparation and internal focus, perhaps as long as 24 months, management believes that the earnings growth ... may be less than that of the recent past," and "during this period, the ROA and ROE could be lower than the [Company's] recent financial performances." In line with the above, in 1997, the ROE fell to 12.9% from 17.7% in 1996 and 18.6% in 1995. December 31, 1997 marked the halfway point of management's originally estimated period of adjustment. As was communicated last year, management continues to believe that the capital investments will provide the Company the capacity that it needs to produce the growth and high level returns that the stockholders have come to expect.

         The Bank subsidiary of the Company, the only operating unit, had a regulatory leverage ratio (essentially capital/assets) of 10.9% on December 31, 1997, well above regulatory requirements. Basic book value per share was $3.53, up from $3.07 at the end of 1996 and $2.58 at the end of 1995.

         The Company's common stock trades on the Nasdaq Small Cap market under the symbol LODE. In 1997, the stock traded as high as $9.63 and as low as $5.13. It closed the year at $8.25.



/s/Robert Barone                                     /s/Larry Platz
   Robert Barone                                        Larry Platz
   Chairman & CEO                                       President

                             About Comstock Bancorp

         Comstock  Bancorp,  a  Nevada  bank  holding  company  (the  "Company")
operates Comstock Bank (the "Bank") as its only operating subsidiary. The Company conducts a general banking business, including the acceptance of demand, savings, and time deposits and the making of commercial, real estate, installment and other term loans. The Company's deposit accounts are insured up to the maximum legal limits by the FDIC. The Bank offers checking and savings accounts, certificates of deposit, money market and NOW accounts, and commercial real estate, residential real estate, residential construction, commercial and installment loans. The Company operates five ATM machines, one at each of its full service branches, offers its customers night depository services, bank-by-mail, and Visa cards.

         The Company provides its range of services primarily to businesses and individuals in the northern Nevada area. Deposits are gathered primarily from the Reno and Carson City areas. However, the Company's lending area extends throughout all parts of northern Nevada, including Reno, Sparks, Carson City, Minden/Gardnerville, Dayton, Incline Village and other communities at Lake Tahoe. For example, in 1997, the Company, whose assets averaged $164 million for the year, originated $269 million of loans, of which $114 million (42%) were sold in the secondary market.

         The Company's primary lending business is real estate construction and development loans, and first mortgages on existing single family homes. The majority of the Company's lending is to the real estate industry (both individual homeowners and developers), primarily in northern Nevada. Beginning in 1995, the Company began to focus on commercial lending including commercial real estate development, and on more traditional commercial lending to the area's small businesses. In 1997, the Company's commercial lending volume was $126 million. Construction and development loans are higher in risk than first mortgages to the purchasers of single family homes due to reliance upon projected data during the underwriting process, as well as the inherent risk that the loan repayment is dependent on the full and satisfactory completion of the project. Corresponding to the greater lending risk is a generally higher interest rate and additional fee income with short note lives when compared to other lending.

         First mortgage lending on single family homes has been a mainstay for the Company since the mid-1980s. Typically, the Company does not keep these mortgages for its own portfolio since the maturities of these assets would mismatch the maturities of the deposit liabilities on the Company's books and subject the Company to high levels of interest rate risk. Rather, the Company's goal is to sells such mortgages and their servicing rights in the secondary market, recoup its cash plus a profit and lend the money to another mortgage borrower.

         Executive management, in the persons of Mr. Barone, the Company's Chairman and CEO, and Mr. Platz, the Company's President, have been with the Company since 1984 when the assets were less than $10 million. At the end of 1997, the Company's assets had grown to $195 million. The Company is publicly traded on the Nasdaq Small Cap Market under the symbol "LODE". As of December 31, 1997, there were 4.4 million shares outstanding.

Selected Financial Data

                                                                As of, and for, the years
                                                                   ended  December 31,
                                                     1997       1996       1995       1994       1993
                                                     ----       ---        ----       ----       ----
                                                                (In thousands of dollars,
                                                                  except per share data)

Summary of Earnings:
  Total Interest Income.........................   $15,517    $14,868   $12,814      $9,134     $7,665
  Total Interest Expense........................     5,623      4,434     3,811       2,296      1,621
                                                     -----      -----    ------       -----      -----
  Net Interest Income...........................     9,894     10,434     9,003       6,938      6,044
  Provision for loan losses.....................       270        250       270         105         43
                                                     -----      -----     -----       -----      -----
  Net Income after provision
  for loan losses...............................
                                                     9,624     10,184     8,733       6,733      6,001
  Other Operating Income........................       541        414       278         407        453(1)
  Non-Interest Expense..........................    (7,653)    (7,603)   (6,637)     (5,724)    (4,424)(2)
  BigHorn Joint-Venture (net)...................         0          0         0           0        233(3)
  Provision for taxes...........................      (676)      (903)     (769)       (422)      (631)
                                                     ------     ------     -----      ------    ---------
  Net Income....................................     $1,836     $2,092   $1,605        $994     $1,632
                                                     ======     ======   ======      ======     ======

Shares:
  Outstanding (000's)(4)(5).....................      4,423      4,236    4,232       3,638      3,360
  Earnings per Share(4)(5)(6)...................       $.42       $.49     $.43        $.29       $.50
  Cash Dividends Declared(4)(5).................       $.00       $.00     $.00       $.472      $.364

Book Value per Share
  Outstanding:..................................      $3.53      $3.07    $2.58       $2.07      $1.94

(1)      Excludes $2,265,000 of Joint-Venture revenue.
(2)      Excludes $2,064,000 of Joint-Venture expense.
(3)      Nets Joint-Venture revenue and expense.
(5)      Adjusted for 10% stock dividend declared in February 1995.
(6)      Adjusted for  conversion to Comstock Bancorp stock, two for one in June
          1997.
(7)      Adjusted for adoption of SFAS 128 calculation of earnings per share.

                                                                As of, and for, the years
                                                                   ended  December 31,
                                                     1997       1996       1995       1994       1993
                                                     ----       ----       ----       ----       ----
                                                                (In thousands of dollars,
                                                                  except per share data)

Selected Assets & Liabilities:
  Total Assets.....................................$194,698   $144,980   $122,805   $103,073    $84,045
  Total Deposits...................................$179,101   $131,303   $111,169    $93,006    $76,955
  Gross Loans......................................$136,182    $96,524    $86,743    $69,999    $53,394
  Stockholders' Equity............................. $15,598    $13,009    $10,884     $7,531     $6,522

Selected Financial Ratios (%):
  Reserves for Loan Losses
   to End of Period Loans..........................     .89%       .77%       .62%       .75%        79%
  Net Charge-Offs to End of
   Period Loans (Recoveries).......................     .04%       .06%       .04%       .11%      (.01%)

  Non-Accruing Loans to Total
   End of Period Loans.............................     1.9%       3.3%        .2%        .2%        .3%

  Net Income to Average
    Stockholders' Equity...........................    12.9%      17.7%      18.6%      14.7%      28.6%

  Net Income to Average
    Total Assets...................................    1.12%      1.56%      1.41%      1.14%      2.45%

  Dividend Payout Ratio............................     0.0%       0.0%       0.0%      41.4%      18.2%

     Note: Average stockholder equity is calculated using end of month data, as the Company only computes its income on a monthly basis. However, average assets are calculated using daily figures.

                    Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations

         The following discussion reviews and analyzes the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and the other financial data presented elsewhere herein.

Overview

         The Company's total assets and deposits continued to grow at a significant rate in 1997 as they had in 1996 and 1995. Management believes that asset and deposit totals have increased for the last three years as a result of an aggressive lending posture on the part of the Company's wholly owned bank subsidiary, especially in commercial real estate lending, and the addition of a new branch in 1995, and two in 1997. In addition, management believes that assets and deposits grew because of consolidation of local institutions with large out of state banks.

         Net income for the year ended December 31,1997 was $1,836,000 ($.42 per share; $.39 per share fully diluted) compared to $2,092,000 ($.49 per share; $.46 fully diluted) in 1996, $1,605,000 ($.43 per share; $.38 fully diluted) in 1995; $994,000 ($.29 per share; $.27 fully diluted) in 1994; and $1,632,000
($.50 per share; $.46 fully diluted) in 1993.

Capitalization

         As of December 31, 1993, the Company's wholly owned bank subsidiary's (the "Bank") Leverage Ratio was 8.32%. As of December 31, 1994, the Leverage Ratio fell to 7.72%. The addition to capital resulting from a stock purchase rights offering increased the Leverage Ratio, as of December 31, 1995, to 8.57%. For the year ending December 31, 1996, the Bank's Leverage Ratio increased to 9.16%. As of December 31, 1997, the Company's capital structure was as follows (excluding outstanding options and warrants to purchase Common Stock):

         Shares outstanding.......................................... 4,423,668
         Stockholder equity.........................................$15,597,812
         Book value/share (stockholder equity)............................$3.53
         Leverage Ratio .................................................. 8.52%

         If  all  of  the  currently   outstanding  options  and  warrants  were
exercised, the pro forma capital structure would be, as of December 31, 1997:

         Shares Outstanding ..........................................5,177,300

                                                Aggregate                 Per
                                                  Amount                 Share
         Stockholder equity .................. $17,844,546               $3.45

Capital Expenditures

          The Company completed construction on the new corporate headquarters building located on 2.2 acres in the Sierra Executive Center in November, 1995 at a cost of approximately $3.7 million for the land and structure and $1.7 million for the furniture, fixtures and equipment. The building is approximately 26,000 square feet and houses the Bank's main branch office, the Company's executive and administrative offices and the real estate and commercial lending functions. The Company exercised its option to purchase a one acre adjacent parcel for $174,240 in March, 1995 to facilitate future expansion of the corporate headquarters facility, but has since determined that such expansion would be too costly. Thus, in November, 1996, the Company signed a lease on approximately 7,130 square feet of office/warehouse space approximately one mile from the administrative headquarters to house a computer facility and other back office administrative functions. The Company made the decision to bring the main frame data processing operations in-house upon receipt of notification of cancellation by the then current service provider. Facility renovations of and department relocations to the new leased property were completed in March, 1997 at a cost of $214,000 (plus $51,000 for furniture, fixtures and equipment). This facility also houses a full data processing center which became operational in October, 1997 at a cost of $542,000. In addition, removal of the back-office functions from the head office facility allowed for the expansion of the commercial and residential lending origination functions within the headquarters facility. Those facility renovations and department relocatioins within the administrative office to expand the commercial and residential lending departments were completed in May, 1997, at a cost of $56,000 (plus $77,000 for furniture, fixtures and equipment). Because the Company believes that the current headquarters building has sufficient room for future expansion, and that lower cost options to new construction on the one acre adjacent parcel are available, the Company placed for sale the one acre parcel adjacent to the headquarters facility. There currently exists an offer and acceptance and an open escrow on the parcel in the amount of $340,000 with closing expected either late in the first quarter or early in the second quarter of 1998.

          In January, 1996, the Company signed a lease for a branch site located in south Reno. The branch opened in February, 1997 at a cost of $139,000 for leasehold improvements and $263,000 for furniture, fixtures and equipment.

           In January, 1997, the Company signed a lease for a branch site located in north Sparks. The branch opened in July, 1997 at a cost of $28,000 for the leasehold improvements and $260,000 for the furniture, fixtures, and equipment.

          In March, 1997, the Company purchased a one acre corner parcel located in a rapidly developing commercial/industrial area at a cost (including grading) of $466,000.

         The cash to finance the above described capital expenditures came from existing liquid assets. The Company does not expect to open new facilities in 1998, and its capital budget is expected to be significantly lower than that of 1997.

Year 2000 Compliance

         The Company is aware of the enterprise-wide challenges that the millennium change poses to its business operations in making information processing and other service related systems Year 2000 compliant. The Company has made an assessment of its Year 2000 issues and has formally initiated a significant project plan to address those issues. It is the Company's policy that all of its business operations will be prepared to manage the change of the year from 1999 to 2000 without significant disruption or risk to the Company.

         The Company's Year 2000 Project Plan incorporates the elements recommended by the Federal Financial Institutions Examination Council ("FFIEC"). The FFIEC's Interagency Statement on the Year 2000 outlines five management phases necessary to facilitate transition to the new century: awareness, assessment, renovation, validation, and implementation. The Company has finished the awareness phase and its Board of Directors and Executive Management have made the commitment to supply the requisite resources. The Company is well into the assessment phase and plans to have the renovation phase completed by December 31, 1998. The validation phase will overlap the renovation and assessment phases and it, along with implementation of required system changes, will be completed prior to the end of 1999. It is noteworthy that the Company's largest automation processing platform has already been brought into Year 2000 compliance with the purchase of and conversion to the in-house mainframe computer system in October, 1997.

         The Company has committed the head of the Management Information Systems department to the project with significant time commitment from its distributed processing manager. Other staff has been added to take on day to day responsibilities of these key personnel. Since the major mainframe computer assets (Year 2000 compliant) were purchased in 1997, the ongoing costs for the project are estimated to be approximately $321,000 for 1998 and 1999. However, the Company is committed to allocate whatever resources are deemed necessary for the successful and timely completion of the project.

         Despite the Company's efforts, there can be no assurance that potential systems interruptions or the cost necessary to update software will not have a material adverse impact on the Company's business, financial condition, results of operations and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.


Operations and Liquidity

         Total post-tax profits for 1997 were $1,836,000, a decrease of 12.2% from the $2,092,000 earned in 1996. The following table shows the overall reasons for the change in the Bank's profitability.

                                         1997           1996             %Change
                                     ------------   ------------         -------

       Total loan income              $10,996,028     $8,870,875           24.0
       Total fee income                 2,646,867      4,305,502          (38.5)
       Overnight and investment
          income                        1,874,244      1,692,110           10.8
       Service charges and
          non-interest income             539,621        382,343           41.1
                                       ----------     ----------           -----
                                       16,056,760     15,250,830            5.3

       Total interest expense           5,623,352      4,433,801           26.8
       Salaries and benefits
         (excluding management
          bonus)                        3,879,940      4,338,050          (10.6)
       Occupancy expenses                 753,876        528,206           42.7
       Furniture, fixtures and
         equipment                        584,839        464,163           26.0
       Other operating expenses         2,062,543      1,829,879           12.7
                                       ----------      ---------           -----
                                       12,904,550     11,594,099           11.3

       Loan loss provision                270,000        250,000            8.0
                                       ----------     ----------            ----
       Income from bank
          operations                    2,882,210      3,406,731          (15.4)

       Management bonus accrual           371,461        442,930          (16.1)
       Taxes                              675,615        902,960          (25.2)
       Other income                           926         31,267          (97.0)
                                   --------------     ----------          ------
       Net income                      $1,836,060     $2,092,108          (12.2)


         The table shows that net income decreased by 12.2% ($246,048) over 1996. The largest contributing factor, in management's opinion, to the decrease in income was a 38.5% ($1,658,635) decrease in fee income, most of which consisted of the impact of a change in accounting for fee income in 1997. Had the accounting not changed, management estimates that total fee income would have been $3,806,846, down 11.6% ($498,656) from that of 1996, and in line with the decrease in loan volume in 1997 when compared to 1996. The table below shows the accounting impact.

                                                   1997       1996     Pct. Chg.
                                                  ------     ------    ---------
Total fee income as reported:                  $2,646,867  $4,305,502    (38.5%)
 Add back fees used to offset salary expense:     906,871
 Add back timing differences from accounting:     253,108
    Comparable fee income:                     $3,806,846  $4,305,502    (11.6%)

Salary Expense as reported:                    $3,879,940  $4,338,050    (10.6%)
  Add back fees used to offset salary expense:    906,871
                                               ----------  ----------    -------
    Comparable salary expense:                 $4,786,811  $4,338,050     10.3%

Management believes that the timing differences caused by the accounting change reduced 1997 gross income by approximately $253,108 and after tax income by approximately $151,865. As a result, management has estimated that net income would have fallen by 5.0% to $1,987,925 in the absence of the accounting change as follows:

                                             1997          1996        Pct. Chg.
                                            ------        ------       ---------
Net income as reported:                   $1,836,060    $2,092,108       (12.2%)
 Add back after tax impact of accounting:    151,865
                                          ----------    ----------      --------
  Comparable net income:                  $1,987,925    $2,092,108       ( 5.0%)

Interest income on loans grew 24%, and, again in 1997, was augmented by the receipt of "additional" interest from a development loan in the Company's portfolio for which the Company collects monthly interest payments plus an additional $2,100 for each lot the developer sells. In 1997, 139 lots were sold and closed giving the Company "additional" interest income of $292,000. In 1996, 128 lots were sold and closed which added $268,800 in "additional" interest to Company revenue. Of the total 811 lots, 544 remained to be sold on December 31, 1997. The Company expects similar or higher lot sales in 1998, but such sales are subject to current market conditions including, but not limited to, the general health of the economy, interest rates, and competition.

         The $483,393 decrease in pre-tax income reported was attributable to the following:

 +$2,125,153    increase in interest income
 - 1,658,635    decrease in fee income (see discussion on page 9)
 +   182,184    increase in investment income
 +   157,278    increase in non-interest income
 - 1,189,551    increase in interest paid on deposits
 +   458,110    decrease in salary and benefit costs (see discussion on page 9)
 -   346,346    increase in occupancy and furniture & equipment expense
 -   232,664    increase in other operating expenses
 +    21,128    change in bonus, loan loss provision and other
 -----------
 -   483,393    change in pre-tax income
 +   227,345    decrease in taxes
 -----------
 -   256,048    decrease in post-tax income

         The increase in interest income was due to a larger portfolio of held to maturity loans. As of December 31, 1997, the Company's held $135 million in its loan portfolios compared to $96 million, a year earlier. On an average basis, the Company held $114 million in its loan portfolios in 1997 compared to $89 million in 1996, a 28.3% increase, similar to the 24.0% increase in loan income recorded. The 10.8% increase in investment income came primarily from the increase in investment holdings which rose from $19.1 million at the end of 1996 to $27.1 million at the end of 1997. Investments in overnight funds decreased from $13.6 million to $9.9 million. The 26.8% increase in interest paid on deposits resulted mainly from a 22% increase in deposits, on average, between 1997 and 1996. The increased costs of occupancy, furniture and equipment, and other operating expenses resulted directly from the opening of two new branches, an operations center, and the acquisition of an in-house mainframe computer system.

         In 1993, the Company originated $206 million in residential real estate mortgage loans and sold $176 million of this product in the secondary market. Due to rapidly rising rates in 1994, the market for mortgage refinancing all but disappeared. This phenomenon, accompanied by a re-emergence of competition from the larger financial institutions, caused residential real estate loan originations to fall by 19.6% to $165 million, and secondary market sales to fall to $147 million. In 1995, the Company originated $160 million in real estate loans and sold $153 million in the secondary market, a decrease of 3.0% in loans originated and an increase of 4.1% in loans sold. In 1996, the Company originated $170 million in residential real estate loans and sold $139 million in the secondary market, representing an increase of 6.3% and a decrease of 10.1%, from 1995, respectively. In 1997, the Company originated $140 million of residential real estate mortgage loans and sold $114 million in the secondary market representing a decrease of 17.6% in originations and 18.0% in secondary market sales. There were two major reasons for the lower real estate mortgage loan volume in 1997. First, the floods in Reno in early January, 1997 severely depressed mortgage loan demand in the first quarter in Northern Nevada. Second, the Company closed its Las Vegas mortgage loan origination office in April, 1997. Northern Nevada mortgage originations were $138 million in 1997 compared to $141 million in 1996, a 2% decrease.

         Besides the impact of the floods, management believes that real estate mortgage loan originations were impacted by the return to the marketplace of the large portfolio lender banks, Bank of America and a very aggressive Norwest Mortgage. These portfolio players often underprice the secondary market and retain mortgage loans in their own portfolios. Because the Company cannot be a mortgage portfolio lender and must sell in the secondary market, it cannot underprice the secondary market without a loss on the transaction. Finally, the Company was adversely impacted by the ability of the larger institutions to offer future rate guarantees to contractors and developers. The Company could not make such guarantees without, in the opinion of management, subjecting the Company to significant interest rate risk.

         The Company's liquidity ratio, defined as the value of marketable assets divided by volatile liabilities, stood at 26% as of December 31, 1997 as compared to 28% as of December 31, 1996. As of December 31, 1997, the Company had $9.9 million in overnight funds, $15.7 million in time deposits and marketable securities which were available for sale, and borrowing capacity at the Federal Home Loan Bank of San Francisco in excess of $58 million (30% of its assets). Such borrowing capacity is subject to quarterly review and must be collateralized. As of December 31, 1997, the Company had borrowed $6,000,000 and had pledged approximately $25 million in loans and securities to the Federal Home Loan Bank of San Francisco as collateral for the borrowing line.

         In order to generate its relatively high lending volumes, the Company has higher personnel and overhead expenses than most in its peer group because residential real estate lending requires extensive back office operations including loan underwriters, loan processors, a loan servicing staff, secondary market sales personnel, and compliance personnel. Construction lending requires a builders' control staff and inspectors. Finally, acquisition and development lending typically requires close monitoring by lending staff, thus requiring additional staff for other types of lending. At the beginning of 1993, the Company had approximately 50 full time equivalent ("FTE") employees. By the end of 1993, with the expansion of lending to Las Vegas and the gear up for the planned growth in commercial lending, the Company employed 97 FTE employees. At the end of 1994 and 1995 FTE employees numbered 108. And, at the end of 1996 the Company employed 118 FTE employees. The increase included the addition of a Compliance Officer, expansion of the commercial lending functions and partial staffing for the additional branch office which opened in February, 1997. At the end of 1997, FTE were 121. In 1997, two branches were opened and the Company expanded its commercial lending operation and its Management Information Department. It also closed its Las Vegas mortgage loan origination facility.

         According to data publicly available on first mortgage filings, the Company believes that it is the second largest first mortgage lender in Washoe County, and the largest first mortgage lender in Carson City. The income generated from the Company's high volume of lending activity usually places the Company's and the Bank's net interest margin in the top 10% of peer group analysis. Because of the personnel and expense generated in the mortgage operation which are not found in peer group comparative numbers, management does not rely on peer group analysis of its specific overhead expense ratios or its net interest margins when analyzing performance. Rather, management relies on other productivity measures such as analysis of loan representative lending volumes and on overall profitability measures including return on assets and return on stockholders' equity.

Impact of Changing Interest Rates - Interest Rate Risk

         The impact of changing interest rates (and inflation) on banks differs from the impact on other companies. As financial intermediaries, banks have assets and liabilities which may move in concert with interest rates. This is especially true for banks with a high percentage of rate sensitive interest earning assets and interest bearing liabilities. A bank can reduce the impact of changing interest rates on its interest margin if it can manage its interest rate sensitivity gap (the "gap") (also known as "Interest Rate Risk"). The gap for any period is the volume difference between the assets and the liabilities which reprice to market conditions in that period. Management's goal is to adjust the gap so that the impact of falling or rising interest rates has a neutral impact on the Company's interest margin. To do this, it is necessary for management to anticipate the general movement of interest rates. Thus, there is no guarantee that the Company will always be able to maintain its current interest margins.

Interest Margin

         The table below shows the sources of the Company's earnings.

         Loan yields, including the fees, increased between 1995 and 1996 and decreased between 1996 and 1997, largely due to the change in accounting for fee income and due to increased competition from other institutions. Since 1994, the Company has expanded its commercial lending while leaving the resources devoted to its real estate lending constant. Partly because much of the fee income on commercial lending is now deferred (see Operations and Liquidity above) when compared with earlier years, loan yields fell in 1997. Yields, excluding fees, were similar in 1995 and 1996 and decreased between 1996 and 1997. The decrease in yields was partly due to increased competition from highly liquid local financial institutions. In 1995, originations were $229 million. In 1996, that figure rose to $308 million and then fell to $269 million in 1997. The intense competition for commercial loans in 1997 also tended to reduce gross fees generated as a result of competitive pricing.

         All other portfolio yields had only slight movement between 1996 and 1997, mirroring the general movement of national interest rates. Yields on investments rose slightly as the Company increased slightly the duration of the "Available for Sale" portfolio from 1.25 years to 1.69 years. The slightly lower loan yields in 1997, together with the slightly higher investment yields, held yields on total earning assets constant from 1996 to 1997.

         The cost of funds moved up from 3.7% in 1996 to 4.3% in 1997 partly reflecting the increase in rates initiated by the Federal Reserve in March, 1997. The slight decline in net interest margin (excluding fees) was the result of funding costs moving up while earning asset yields were constant.

                                          AVERAGE BALANCES, YIELDS & RATES of EARNING ASSETS
                                                            & BORROWED FUNDS

                                       1997                       1996                     1995
--------------------------------------------------------------------------------------------------------
                                     Interest                   Interest                 Interest
                              Average Earned/ Yield/    Average Earned/ Yield/    Average Earned/ Yield/
                              Balance   Paid    Rate    Balance   Paid    Rate    Balance   Paid    Rate
                              ($000s)  ($000s)   (%)    ($000s)  ($000s)   (%)    ($000s)  ($000s)   (%)
--------------------------------------------------------------------------------------------------------
ASSETS:

 Loans & Receivables         $114,069                    $88,890                  $79,621
   Include fees                        $13,642   11.8%           $13,176  14.5%           $11,485  14.4%
   Exclude fees                         10,996    9.4              8,871   9.7              7,729   9.7
 Investments                   24,740    1,428    5.8     17,738     985   5.6     17,651     954   5.4
 Fed Funds Sold                 8,169      447    5.5     13,181     708   5.4      6,127     356   5.8
                                -----                    -------                   ------
 Total Earning Assets         146,978                    119,809                  103,399
                              =======                    =======                  =======
   Include fees                         15,517   10.4             14,868  12.2             12,795   12.4
   Exclude fees                         12,870    8.6             10,562   8.6              9,040    8.7
 Loan Loss Allowance              948                        794                      528
 Non-Earning Assets            18,044                     14,623                   11,159
                               ------                     ------                  -------
   Total Assets              $164,074                   $133,638                 $114,030
                             ========                    =======                  =======


LIABILITIES And STOCKHOLDERS' EQUITY:

 Interest Transaction         $47,022  $ 1,542    3.3%   $38,678  $1,298   3.4%   $31,078  $1,043    3.4%
 Savings Accounts               9,844      262    2.7      9,983     268   2.7     12,814     405    3.2
 Time Deposits                 65,994    3,721    5.3     51,154   2,852   5.4     39,461   2,250    5.7
                               ------   ------            ------   -----           ------   -----
   Total Int. Deposits        122,860    5,525    4.5     99,815   4,418   4.4     83,353   3,697    4.4
 Subordinated Debt              1,607       98    6.1        251      16   6.3      1,719     114    6.6
                             --------    -----              ----     ---            -----    ----
   Total Int. Liab.           124,467    5,623    4.5    100,066   4,434   4.4     85,072   3,811    4.5
                              =======    =====           =======   =====          =======
 Non-Int IPC Deposits          24,675        0            21,118       0           19,544       0
                               ------       --            ------      --           ------      --
   Total Deposit &
   Debt Liabilities           149,142    5,623    4.3    121,184   4,434   3.7    104,616   3,811    3.6
                              =======    =====           =======   =====          =======   =====
 Other Liabilities                705                        652                      785
 Stockholder Equity            14,227                     11,802                    8,629
                               ------                     ------                   ------
   Total Liabilities &
   Stockholder Equity        $164,074                   $133,638                 $114,030
                              =======                    =======                  =======

 Net Interest Margin
   Include fees:                                  6.6%                     8.5%                      8.7%
   Exclude fees:                                  4.8%                     4.9%                      5.1%

     Other Assets

              In 1995 the Company had one property classified as other real estate owned with a book value of $134,000. The property, a single family residence with an appraised value of $183,000 was sold in 1996 for a net gain of approximately $25,000. There were no OREO properties at the end of 1996, and as of December 31, 1997, the Company had a 15% interest in a property received through judgment (the other 85% belonged to the loan guarantor). The OREO value carried on the Company's books was $8,250.

              The Bank services a portfolio of loans for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Corporation ("FNMA") as well as for others. As of December 31, 1997, the portfolio amounted to $49.0 million. For performing this servicing function, the Company earned a fee of approximately .47% of the aggregate principal balance of the loans in the portfolio. The level of the servicing portfolio has remained steady at about $50 million for the past 3 years due to the fact that, in falling interest rate environments, management believes that the Company is better off with the fees earned in selling the servicing than with the fees earned from directly servicing mortgages that have an incentive to prepay.

Income & Expense

         The table below shows the major income and expense categories. Several of the categories are discussed and detailed in tables that follow.

                                INCOME & EXPENSE

                             Years ended December 31


                                         1997             1996             1995
                                               (In thousands of dollars)
--------------------------------------------------------------------------------
Interest income:
 Interest income                      $10,996           $8,871           $7,729
 Fee income                             2,647            4,305            3,774
 Interest and fees on loans            13,643           13,176           11,503
 Investments and deposits               1,427              984              955
 Interest on fed funds sold               447              708              356
                                      -------          -------           -------
  Total interest income               $15,517          $14,868           12,814
                                      =======          =======           =======

 Provision for credit losses              270              250              270

Interest expense:
 Interest on deposits                   5,525            4,418            3,697
 Interest on other borrowings              98               16              114
                                       ------           ------           -------
  Total interest expense               $5,623           $4,434           $3,811
                                       ======           ======           =======

 Non-interest income                      541              414              278
 Non-interest expense                   7,653            7,603            6,637

 Income before income taxes,            2,512            2,995            2,374
   minority interest, and
   extraordinary items

 Provision for taxes                      676              903              769
                                       ------           ------           -------
 Post-tax income                       $1,836           $2,092           $1,605
                                       ======           ======           =======

Interest Income

         Interest income increased by 24.0% in 1997 ($2,125,000). While loan yields (excluding fees) fell slightly, the average level of the loan portfolio grew 28.3% in 1997. In 1994, as a result of a softening in the single family mortgage lending market, the Company made an effort to increase commercial lending. As a result, interest income increased by 67.4% in 1995, as increased commercial portfolio levels combined with increased rates to produce increased interest income. In 1996 portfolio levels continued to increase while rates remained constant and interest income rose 14.8%. Fee income rose in 1996 from 1995 levels, but fell in 1997 (see Operations and Liquidity above).

         As a result of growth and the use of some of the Company's liquidity in the investment portfolio, income attributable to investments and overnight deposits with other financial institutions rose nearly 11% in 1997 to $1.87 million from $1.69 million in 1996.

Interest Expense

         In 1995, interest rates began to decline, but the Company's deposit costs, in dollar terms, were up due to increased deposit levels. In 1996, interest rates remained fairly steady, while costs rose due to deposit level increases. In 1997, deposit levels rose significantly, the Company borrowed funds, and deposit costs were up slightly. As a result, total interest expense increased 26.8% from $4.4 million in 1996 to $5.6 million in 1997.

Non-Interest Income

         The table below shows non-interest income for the years 1995, 1996, and 1997. Account service charges have remained fairly constant over the period, having jumped in 1995 as a result of an account repricing at that time.

         The line item "Gain on Sale, Investments and Trading Acct" reflected the impact of marking the trading account to market and the sale of held for sale securities.

         The large increase in "other income" is from three sources. In accordance with FASB 125, the Company placed a loan service asset on its books (with no liability offset) in the net amount of $34,000 in 1997. A new accounts receivable financing product added nearly $40,000, and the Company recognized the dividends ($51,000) on life insurance policies used to finance a deferred compensation and a supplemental retirement plan. The following table summarizes the Bank's non-interest income for 1997, 1996 and 1995:

--------------------------------------------------------------------------------
                                                 Years ended December 31,
                                      1997              1996              1995
                                                (In thousands of dollars)
--------------------------------------------------------------------------------
     Account service charges          $288              $265              $261
     Gain on sale, investments          (9)              (13)              (47)
        And trading account

     Other income                      262               162                64
                                      ----              ----              ----
                                      $541              $414              $278
                                      ====              ====              ====


Non-Interest Expenses

         Almost all of the non-interest expenses appear high when compared to the Company's and Bank's peer groups. In order to support its mortgage banking business the Company has a loan center in the headquarters building in Reno which handles real estate loan origination, houses loan representatives and secondary market personnel, loan processing, loan servicing, and a builders'
control unit. The Carson City office also houses real estate loan representatives and a real estate loan processing unit. The facilities, equipment and personnel support for the mortgage lending operation make the non-interest expenses much higher than those of most others in the "peer groups" which generally do not have extensive mortgage lending units. The fee income generated from the mortgage lending operations more than offsets the added expenses.

         The following table summarizes non-interest expenses for 1997, 1996 and 1995:


--------------------------------------------------------------------------------
                                                 Years ended December 31,
                                      1997              1996              1995
                                                (In thousands of dollars)
--------------------------------------------------------------------------------
Salaries and benefits               $4,251            $4,781            $3,906
Occupancy expense                      754               528               502
Furniture and equipment expense        585               464               373
Other operating expense              2,063             1,830             1,853
                                    ------            ------            ------
                                    $7,653            $7,603            $6,637
                                    ======            ======            ======

         While the salary and benefit expenses appear lower, when adjusted for the accounting change for fee income (see Operations and Liquidity above), the comparable salary expense for 1997 was 10.3% higher than that of 1996. Increases in occupancy, furniture, fixtures and equipment expenses, and in other operating expenses occurred as a result of the opening of two new branches and a 7,000 square foot operations center (see Capital Expenditures above).

Taxes

         In 1995, the Company's effective tax rate was 32.4%, less than the statutory 34% due to changes in the timing differences of the recognition of taxes between the Company's financial statements and its income tax returns. In 1996, the Company's effective tax rate decreased to 30.2% due to tax benefits derived from tax losses on the sale of certain municipal bonds that were significantly larger than the financial statement losses. In 1997, as a result of similar municipal bond sales and tax losses as in 1996, a larger portfolio of tax exempt securities, and the exercise of stock options by employees for which the Company received a tax deduction as if it had paid the employees compensation, the tax rate dropped to 26.9%.

Forward Look Statements

         Certain statements herein regarding the Company's financial position, business strategy and the plans and objectives of Company management for future operations are forward-looking statements rather than statements of historical or current fact. When used herein, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to changes in prevailing interest rates, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
  of Comstock Bancorp and Subsidiary


        We have audited the accompanying consolidated statements of financial condition of Comstock Bancorp and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comstock Bancorp and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







/s/ Kafoury Armstrong & Co.

Carson City, Nevada
January 12, 1998

COMSTOCK BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1997 and 1996

ASSETS
                                                                                            1997                  1996

Cash and due from banks (non-interest bearing)                                          $9,464,000             $6,738,000
Federal funds sold                                                                       9,853,000             13,593,000
Interest-bearing deposits in domestic financial institutions                             1,492,000              1,498,000
Trading account securities - Note 3                                                         12,000                 28,000
Securities available for sale - Note 4                                                  14,218,000             11,733,000
Securities held to maturity (market value of $10,632,000 and
    $5,413,000 at December 31, 1997 and 1996) - Note 4                                  10,636,000              5,490,000
Federal Home Loan Bank stock
                                                                                           788,000                378,000
Loans held for sale - Note 5                                                            13,946,000              7,806,000
Loans, net of allowance for credit losses of $1,076,000
    and $857,000 in 1997 and 1996, respectively - Note 5                               121,159,000             87,861,000
Premises and equipment, net - Note 6                                                     7,710,000              6,447,000
Accrued interest receivable                                                                989,000                840,000
Other assets                                                                             4,431,000              2,568,000
                              Total Assets                                            $194,698,000           $144,980,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Demand deposits (non-interest bearing)                                             $32,299,000            $26,334,000
    Savings, money market and NOW accounts                                              60,917,000             51,717,000
    Time deposits, under $100,000                                                       50,944,000             33,958,000
    Time deposits, $100,000 and over                                                    27,642,000             19,295,000

                              Total Deposits                                           171,802,000            131,304,000

Accrued interest payable                                                                   321,000                189,000
Accounts payable and accrued expenses                                                      876,000                478,000
Income taxes payable                                                                       102,000                      -
Line of credit payable - Note 7                                                          6,000,000                      -

                              Total Liabilities                                        179,101,000            131,971,000

Stockholders' equity:
    Common stock, $.01 par value; 15,000,000 shares
        Authorized,  4,423,668 and 4,235,268 shares
        Issued and outstanding at December 31, 1997 and
        1996, respectively                                                                  44,000                 42,000
    Paid-in surplus                                                                      8,908,000              8,184,000
    Unrealized gain (loss) on securities available
        -for-sale, net of applicable deferred income taxes                                  17,000                 (9,000)
    Retained earnings                                                                    6,628,000              4,792,000
                              Total Stockholders' Equity                                15,597,000             13,009,000

                              Total Liabilities and Stockholders' Equity              $194,698,000           $144,980,000

   The accompanying Notes are an integral part of these financial statements.

           COMSTOCK BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME
    Years Ended December 31, 1997, 1996, and 1995

                                                                 1997                  1996                1995

Interest income:
    Interest and fees on loans                               $13,643,000           $13,176,000          $11,503,000
    Interest on investment and trading securities:
        Taxable                                                1,112,000               751,000              754,000
        Exempt from federal income tax                           221,000               124,000               85,000
    Interest on federal funds sold                               447,000               708,000              356,000
    Interest on deposits with banks                               94,000               109,000              116,000

                           Total Interest Income              15,517,000            14,868,000           12,814,000

Interest expense:
    Interest on deposits                                       5,525,000             4,418,000            3,697,000
    Interest on line of credit                                    98,000                16,000              114,000

                           Total Interest Expense              5,623,000             4,434,000            3,811,000

Net interest income                                            9,894,000            10,434,000            9,003,000
Provision for credit losses                                     (270,000)             (250,000)            (270,000)

Net interest income after provision for credit losses          9,624,000            10,184,000            8,733,000

Other income:
    Service charges on deposit accounts                          288,000               265,000              261,000
    Gain (loss) on sale of investment securities                   1,000               (19,000)              (6,000)
    Gain (loss) on sale of trading securities                      1,000                 6,000              (41,000)
    Other                                                        251,000               162,000               64,000

                           Total Non-Interest Income             541,000               414,000              278,000

Other expense:
    Salaries and employee benefits                             4,251,000             4,781,000            3,906,000
    Occupancy expenses                                           754,000               528,000              502,000
    Furniture and equipment expense                              585,000               464,000              373,000
    Other operating expenses - Note 8                          2,063,000             1,830,000            1,856,000

                           Total Non-Interest Expense          7,653,000             7,603,000            6,637,000

Income before income taxes                                     2,512,000             2,995,000            2,374,000
Income tax expense - Note 9                                      676,000               903,000              769,000

Net income                                                    $1,836,000            $2,092,000           $1,605,000

Basic earnings per share - Note 11                                 $0.42                 $0.49                $0.43

Diluted earnings per share - Note 11                               $0.39                 $0.46                $0.38

   The accompanying Notes are an integral part of these financial statements.

COMSTOCK BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996, and 1995

                                                                                              Unrealized
                                                                                              Gain (Loss)
                                                                                            On Securities
                                                                                            Available-For-Sale,

                                                                                                Net of
                                         Common       Common                                 Applicable       Total
                                         Stock        Stock       Paid-In       Retained       Deferred     Stockholders'
                                         Shares       Amount      Surplus       Earnings     Income Taxes      Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994,
    As previously reported               3,309,000   $827,000      4,721,000    $2,232,000       $(248,000)   $7,532,000

    Adjustment in connection with
        Pooling of interest                      -   (794,000)       794,000             -               -             -

Balances, December 31, 1994,
    As restated                          3,309,000     33,000      5,515,000     2,232,000        (248,000)    7,532,000

    Net income                                   -          -              -     1,605,000               -     1,605,000
    Sale of common stock                   592,000      6,000      1,515,000             -               -     1,521,000
    Stock dividends declared - Note 10     331,000      3,000      1,134,000    (1,137,000)              -             -
    Change in unrealized gain (loss)
        On securities
        available-for-sale,
        Net of applicable deferred
        income
        Taxes of $117,000                        -          -              -             -         227,000       227,000

Balances, December 31, 1995              4,232,000     42,000      8,164,000     2,700,000         (21,000)   10,885,000

    Net income                                   -          -              -     2,092,000               -     2,092,000
    Sale of common stock                     4,000          -         20,000             -               -        20,000
    Change in unrealized gain (loss)
        On securities
        available-for-sale,
        Net of applicable deferred
        income
        Taxes of $6,000                          -          -              -             -          12,000        12,000

Balances, December 31, 1996              4,236,000     42,000      8,184,000     4,792,000          (9,000)   13,009,000

    Net income                                   -          -              -     1,836,000               -     1,836,000
    Sale of common stock                   188,000      2,000        724,000             -               -       726,000
    Change in unrealized gain (loss)
        On securities
        available-for-sale,
        Net of applicable deferred
        income
        Taxes of $14,000                         -          -              -             -          26,000        26,000

Balances, December 31, 1997              4,424,000    $44,000     $8,908,000    $6,628,000         $17,000   $15,597,000
                                         =========    =======     ==========    ==========         =======   ===========

   The accompanying Notes are an integral part of these financial statements.

COMSTOCK BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996, and 1995
                                  (Page 1 of 2)

                                                                                1997                  1996                  1995

Cash flows from operating activities:
    Net income                                                           $   1,836,000         $   2,092,000         $   1,605,000
    Adjustments to reconcile net income to net
        Cash provided by operating activities:
           Provision for credit losses                                         270,000               250,000               270,000
           Depreciation and amortization                                       573,000               568,000               321,000
           Net (gain) loss on sales of available for sale
           securities                                                           (1,000)               19,000                 6,000
           Net (gain) loss on sales of trading securities                       (1,000)               (6,000)               41,000
           Increase (decrease) in deferred taxes
              due to change in unrealized loss on
              securities available-for-sale                                     14,000                (6,000)             (117,000)
           Purchases of trading securities                                           -                     -            (3,885,000)
           Proceeds from sales of trading securities                            17,000                13,000             3,869,000
           Net (increase) decrease in:
              Accrued interest receivable                                     (149,000)               88,000)             (235,000)
              Other assets                                                  (1,863,000)             (259,000)             (616,000)
              Loans held for sale                                           (6,140,000)            2,777,000             1,816,000
           Net increase (decrease) in:
              Accrued interest payable                                         132,000                27,000                48,000
              Accounts payable and accrued expenses                            398,000               (63,000)              258,000
              Income taxes payable                                             102,000               (48,000)               16,000

                           Net Cash Provided (Used) By
                                 Operating Activities                       (4,812,000)            5,276,000             3,397,000

Cash flows from investing activities:
    Net change in interest bearing deposits in
        Domestic financial institutions                                          6,000               287,000              (285,000)
    Proceeds from sales of available-for-sale securities                     3,124,000             4,647,000             3,486,000
    Proceeds from maturities of available-for-sale securities                4,958,000             4,029,000             2,350,000
    Purchases of available-for-sale securities                             (10,529,000)           (8,768,000)           (3,661,000)
    Purchases of held-to-maturity securities                                (6,820,000)           (3,157,000)             (655,000)
    Proceeds from maturities of held-to-maturity securities                  1,674,000               506,000               218,000
    Net change in loans held to maturity                                   (33,568,000)          (12,616,000)          (18,593,000)
    Purchases of premises and equipment, net                                (1,861,000)           (1,052,000)           (3,560,000)
    Purchase of Federal Home Loan Bank stock                                  (410,000)              (58,000)              (20,000)

                           Net Cash Provided (Used) By
                                 Investing Activities                      (43,426,000)          (16,182,000)          (20,720,000)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years Ended December 31, 1997, 1996, and 1995
      (Page 2 of 2)


                                                                              1997                  1996                  1995

Cash flows from financing activities:
    Net change in demand deposits, savings,
        Money market and NOW accounts                                     $ 15,165,000         $   8,967,000          $ 10,272,000
    Net change in time deposits                                             25,333,000            11,168,000             7,893,000
    Proceeds of line of credit payable                                       6,000,000                     -                     -
    Payments on line of credit payable                                               -                     -            (2,000,000)
    Proceeds from sale of common stock, net                                    726,000                20,000             1,521,000
    Dividends paid                                                                   -                     -              (108,000)

                           Net Cash Provided (Used) By
                                 Financing Activities                       47,224,000            20,155,000            17,578,000

                           Increase (Decrease) In Cash
                                 and Cash Equivalents                       (1,014,000)            9,249,000               255,000

Cash and cash equivalents:
    Beginning of year                                                       20,331,000            11,082,000            10,827,000

    End of Year                                                           $ 19,317,000          $ 20,331,000          $ 11,082,000
                                                                          ============          ============          ============

Supplemental Disclosures:
    Cash paid during the year for:
        Interest                                                         $   5,204,000         $   4,407,000         $   3,763,000
                                                                         =============         =============         =============
        Income Taxes                                                     $     797,000         $   1,054,000         $     883,000
                                                                         =============         =============         =============

   The accompanying Notes are an integral part of these financial statements.

COMSTOCK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996, and 1995

NOTE 1 - Summary of Significant Accounting Policies:

  Principles of Consolidation


               On June 16, 1997, Comstock Bancorp (the "Bancorp") acquired Comstock Bank (the "Bank") in a business combination accounted for as a pooling of interest. Comstock Bank became a wholly owned subsidiary of the Bancorp through the exchange of 4,421,668 shares of the Bancorp's common stock for 100% of the outstanding shares of the Bank. Significant intercompany accounts and transactions have been eliminated in the consolidation. The accompanying financial statements for 1997 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination.

  Nature of Operations

               Comstock Bank is a Nevada State chartered bank. The Bank provides a variety of financial services to individuals and corporate customers through its branches in Nevada. The Bank's primary deposit products are non-interest-bearing and interest-bearing checking accounts, savings, money market, NOW accounts, and certificates of deposit. Its primary lending products are commercial loans related to the development of single family homes and commercial properties, and single family residential loans. Accordingly, its revenues are derived primarily from these products. The accounting and reporting policies of Comstock Bank conform with generally accepted accounting principles and with general practice within the banking industry. The following is a summary of the most significant of these policies.

  Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

               While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

  Securities

               Management adopted Financial Accounting Standards Board (FASB) 115 on January 1, 1994; and, therefore, determines the appropriate classification of securities at the time of purchase. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

               Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders' equity, whereas realized gains and losses are charged to operations. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

  Loans

               Loans, including the unamortized balance of loan origination, commitment, and other fees and costs are stated at the principal amounts outstanding. Loans held for sale are stated at the lower of cost or market value. Current market value is based on quoted market prices for similar loans.

  Loan Origination Fees

               Loan origination fees, net of certain related costs, are being deferred and amortized over the expected lives of the related loans using methods that approximate the interest method.

  Allowance for Credit Losses

               An allowance for credit losses is provided through charges to operations in the form of a provision for credit losses. Loans which management believes are uncollectible, together with any accrued income, are charged against this account with subsequent recoveries, if any, credited to the account. The amount of the current provision for credit losses charged to operations is determined by management's evaluation of the quality and inherent risks in the loan portfolio, economic conditions, and other factors which warrant current recognition.

  Premises and Equipment

               Premises and equipment are stated at cost less accumulated depreciation and amortization, which is determined using the straight line method over estimated useful lives ranging from three to forty years.

  Foreclosed Real Estate

               Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. Typically, such properties are disposed of within one year.

  Income Taxes

               Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income and inclusion of expenses deductible for federal income tax purposes which are not expenses for financial reporting purposes) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.

  Interest Income on Loans

               Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans
        (including unamortized fees) is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they come due. Upon such discontinuance, all unpaid accrued interest is reversed.

  Dividends

               In  accordance  with  Nevada  Revised  Statutes,   the  Bancorp's
        dividend policy prohibits payments of dividends in excess of its retained earnings.

  Cash Flow Information

               Cash  and  cash   equivalents  for  purposes  of  the  cash  flow
        statements include cash and due from banks and federal funds sold.

  Prior Years' Reclassification

               The prior years' financial statements have been reclassified where applicable to conform to the current year's presentation.

NOTE 2 - Loan Contracts Serviced for Others:

               Commercial loans and mortgage contracts with unpaid balances of approximately $55,342,000, $52,004,000, and $50,830,000 were being serviced for others at December 31, 1997, 1996, and 1995, respectively.

NOTE 3 - Trading Account Securities:

               Trading account securities consist of U.S. Treasury and hedging securities with varying maturity dates. The investments are carried at market value.

NOTE 4 - Securities:

               The carrying amounts of investment securities as shown in the Statements of Financial Condition of the Bank and their approximate fair values at December 31 were as follows:

                                                                               Available-for-Sale                 Securities

                                                                                Gross            Gross             Gross
                                                        Amortized             Unrealized       Unrealized           Fair
                                                           Cost                  Gains           Losses             Value

   December 31, 1997:
   U.S. Treasury and Agency Securities                    $ 6,730,000         $ 8,000           $ 6,000         $ 6,732,000
    State and Municipal Securities                          1,265,000          10,000             2,000           1,273,000
   Collateralized Mortgage Obligations
         and Mortgage-backed Securities                     6,197,000          23,000             7,000           6,213,000
   Other Debt Securities                                            -               -                 -                   -
                                                                   --              --                --                  --

                                                          $14,192,000         $41,000           $15,000         $14,218,000
                                                          ===========         =======           =======         ===========

   December 31, 1996:
   U.S. Treasury and Agency Securities                    $ 7,542,000         $11,000           $27,000         $ 7,526,000
    State and Municipal Securities                            668,000           5,000             2,000             671,000
   Collateralized Mortgage Obligations
         and Mortgage-backed Securities                     3,537,000          13,000            14,000           3,536,000
   Other Debt Securities                                            -               -                 -                   -
                                                          -----------         -------           -------         -----------

                                                          $11,747,000         $29,000           $43,000         $11,733,000
                                                          ===========         =======           =======         ===========

                                                                                       Held-to-Maturity Securities
                                                                Gross          Gross             Gross
                                                              Amortized      Unrealized        Unrealized            Fair
                                                                  Cost         Gains             Losses              Value

   December 31, 1997:
   U.S. Treasury and Agency Securities                      $ 2,844,000       $ 9,000          $ 51,000         $ 2,802,000
   State and Municipal Securities                             3,101,000        56,000            15,000           3,142,000
   Collateralized Mortgage Obligations
        and Mortgage-backed Securities                        4,601,000        18,000            17,000           4,602,000
   Other Debt Securities                                         90,000             -             4,000              86,000
                                                                -------            --            ------             -------

                                                            $10,636,000       $84,000          $ 88,000         $10,632,000
                                                            ===========       =======          ========         ===========

   December 31, 1996:
   U.S. Treasury and Agency Securities                      $ 1,190,000       $     -          $ 70,000         $ 1,120,000
   State and Municipal Securities                             2,458,000        18,000            17,000           2,459,000
   Collateralized Mortgage Obligations
        and Mortgage-backed Securities                        1,842,000         5,000            13,000           1,834,000
    Other Debt Securities                                             -             -                 -                   -
                                                            -----------       -------          --------         -----------

                                                            $ 5,490,000       $23,000          $100,000         $ 5,413,000
                                                            ===========       =======          ========         ===========

               The  amortized  cost and  approximate  market value of securities
        held-to-maturity  and   available-for-sale  at  December  31,  1997,  by
        contractual maturity, are shown below:

                                            Held-to-Maturity                       Available-for-Sale
                                                       Approximate                    Approximate
                                       Amortized          Market         Amortized        Market
                                         Cost             Value            Cost           Value

        Due within one year          $   316,000      $   314,000      $ 3,299,000     $ 3,299,000
        Due after one year
          through five years          $6,030,000       $6,001,000      $ 4,713,000     $ 4,734,000
        Due after five years
          through ten years           $3,359,000       $3,376,000      $ 4,467,000     $ 4,466,000
        Due after ten years              931,000          941,000      $ 1,713,000     $ 1,719,000
                                     -----------      -----------      ----------      -----------

                                     $10,636,000      $10,632,000      $14,192,000     $14,218,000
                                     ===========      ===========      ===========     ===========

               Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from the contractual maturities reported above, because debt security issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

               Securities held-to-maturity with a carrying value of approximately $7,445,000 and $2,854,000 and securities available-for-sale with a carrying value of approximately $12,928,000 and $10,913,000 were pledged to FHLB and Federal Reserve Bank at December 31, 1997 and 1996, respectively.

               Gross proceeds, gross realized gains, and gross realized losses on sales of available-for-sale securities were:

                                                 1997            1996
                                             ------------    ------------
Gross proceeds:
 U.S. Treasury and Agency Securities         $        -       $2,627,000
 State and Municipal Securities               1,445,000          820,000
 Collateralized Mortgage Obligations
  and Mortgage-backed Securities              1,679,000        1,200,000
 Other Debt Securities                                -                -
                                             ----------        ----------
                                             $3,124,000        $4,647,000

 Gross realized gains:
  U.S. Treasury and Agency Securities        $        -        $   14,000
  State and Municipal Securities                  7,000                 -
  Collateralized Mortgage Obligations
   and Mortgage-backed Securities                 2,000                 -
  Other Debt Securities                               -                 -
                                               --------          --------
                                             $    9,000        $   14,000
                                             ==========        ==========

 Gross realized losses:
  U.S. Treasury and Agency Securities        $        -        $    2,000
  State and Municipal Securities                  3,000             5,000
  Collateralized Mortgage Obligations
   and Mortgage-backed Securities                 6,000            26,000
  Other Debt Securities                               -                 -
                                             ----------        ----------
                                             $    8,000        $   33,000
                                             ==========        ==========

               The net realized gains (losses) of $1,000 and ($19,000) on the sale of securities resulted in an income tax cost (savings) of approximately $0 and ($7,000) for 1997 and 1996, respectively.

NOTE 5 - Loans:

               Loans held for sale were as follows at December 31:

                                                     1997              1996
                                                  -----------       ----------
  Real estate mortgages                           $13,946,000       $7,806,000
                                                  ===========       ==========

               The Bank funded and subsequently sold approximately $144,392,000 and $139,506,000 of loans held for sale in 1997 and 1996, respectively. The resulting gain and loss was insignificant in both years.

               Major loan classifications were as follows at December 31:

                                                 1997                1996
                                             ------------       ------------

Commercial and industrial                    $101,812,000        $69,579,000
Real estate:
  Construction and land development            15,218,000        $13,449,000
  Mortgages                                     2,326,000          3,936,000
Installment                                     3,411,000          2,060,000
                                            -------------        -----------
       Subtotal                               122,767,000         89,024,000

Deferred loan fees, net                          (532,000)          (306,000)
Allowance for credit losses                    (1,076,000)          (857,000)
                                              -----------        -----------
        Net Loans                            $121,159,000        $87,861,000
                                             ============        ===========

               Loans with a carrying value of approximately $8,250,000 and $8,733,000 at December 31, 1997 and 1996, respectively, were pledged to secure the line of credit with FHLB (see Note 7).

               The Bank's business activity is with customers primarily located within Northern Nevada. The Bank grants commercial, real estate, and installment loans to these customers. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay the loans is dependent upon the economic health of commercial and residential real estate development. Generally, the loans are secured by real estate. The loans are expected to be repaid from cash flow or proceeds from the sale of the real estate of the borrower. The Bank's policy is generally to require adequate collateral for all commercial and residential real estate development credit extended. The Bank may be required to take legal action to enforce its rights to pledged collateral.

               A summary of the changes in the allowance for credit losses for the years ended December 31 is as follows:

                                        1997              1996            1995
                                      --------          --------        --------

Beginning balance                    $  857,000         $665,000       $428,000

Loans charged off                       (79,000)         (61,000)       (35,000)
Loan recoveries                          28,000            3,000          2,000
                                     ----------         --------       ---------

  Net Recoveries  (Charge-Offs)         (51,000)         (58,000)       (33,000)

Provision charged to operations         270,000          250,000        270,000
                                     ----------         ---------      ---------
  Ending Balance                     $1,076,000         $857,000       $665,000
                                     ==========         ========       =========

               Impairment of loans having carrying values of $2,541,000 and $3,184,000 at December 31, 1997 and 1996, respectively, have been recognized in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was $66,000 and $75,000, respectively. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as provision for credit losses in the same manner in which impairment initially was recognized or as a reduction in the amount of provision for credit losses that otherwise would be reported.

               The average recorded investment in impaired loans was $2,935,000 and $739,000 during 1997 and 1996, respectively. The amount of interest income recognized during 1997 and 1996 was approximately $42,000 and $71,000, respectively, which was approximately the same amount that would have been recognized on a cash basis. If an impaired loan is placed on nonaccrual status, all future collections while on nonaccrual status are recognized as a reduction of the loan investment. For impaired loans not on nonaccrual status, interest income is recognized when earned.

               At December 31, 1997 and 1996, the Bank's significant credit risk was in commercial and industrial, and construction and land development loans. Of the total allowance for credit losses at the end of each of those years, nearly all of the allowance was for loans in those two categories.

NOTE 6 - Premises and Equipment:

               Premises and equipment consist of the following at December 31:

                                                   1997              1996
                                               -----------       ------------

Land                                           $ 1,371,000        $   934,000
Buildings                                        4,890,000          4,710,000
Furniture, fixtures, and equipment               3,929,000          2,685,000
                                                ----------        -----------
                                                10,190,000          8,329,000
 Less:  Accumulated depreciation
   and amortization                             (2,480,000)        (1,882,000)
                                                ----------        -----------
                                               $ 7,710,000        $ 6,447,000
                                               ===========        ===========

               Depreciation   and   amortization    expense  was   approximately
        $573,000,  $568,000,  and  $321,000  for  the  years  ended December 31,
        1997, 1996, and 1995, respectively.

NOTE 7 - Credit Arrangement:

               The Bank has a credit agreement with the Federal Home Loan Bank of San Francisco (FHLB) whereby the Bank may borrow up to 30 percent of the Bank's assets, with terms up to 240 months. The above line of credit requires the Bank to maintain certain collateral maintenance, credit, and other requirements as set forth by FHLB. The line is secured by securities and mortgage loans pledged to the FHLB which amounted to approximately $25,153,000 and $20,957,000 at December 31, 1997 and 1996,
        respectively.

               At December 31, 1997, $6,000,000 was owed to FHLB, and at December 31, 1996, no amounts were owed to FHLB. This amount accrues interest at an average rate of 6.13 percent and matures in the year 2000.

               The Bank also has an uncollateralized credit line with Union Bank of California, whereby the Bank may borrow federal funds up to $2,500,000. This agreement expires July 31, 1998 and requires a compensating balance of $200,000. There were no borrowings on this line at December 31, 1997 or 1996.

COMSTOCK BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996, and 1995


NOTE 8 - Other Operating Expenses:

               The major categories of other operating expenses for the years ended December 31 are as follows:

                                1997                 1996              1995
                             ----------           ----------        ----------
Data processing fees         $  191,000          $  235,000        $  259,000
Legal and consulting fees       219,000             226,000           185,000
Office supplies                 211,000             359,000           328,000
Advertising                     400,000             253,000           239,000
Other operating expenses      1,042,000             757,000           845,000
                              ---------           ----------        ----------
                            $ 2,063,000          $1,830,000        $1,856,000
                            ===========          ==========        ==========

               All advertising costs are expensed as incurred.

NOTE 9 - Income Taxes:

               The components of the provision for income taxes are as follows:

                                         1997            1996            1995
                                      ---------        --------        ---------

Current federal income tax expense    $ 861,000        $990,000       $ 898,000
Deferred federal income tax expense    (185,000)        (87,000)       (129,000)
                                      ---------        --------        ---------
                                      $ 676,000        $903,000       $ 769,000
                                      =========        ========        =========

               A reconciliation of income tax at the statutory rate to the Bank's effective rate is as follows:

                                           1997      1996       1995
                                           -----     -----      ----

Statutory rate                             34.0%     34.0%     34.0%
Tax-exempt life insurance income           -1.8%     -0.8%     -0.3%
Tax loss in excess of book loss on
 sale of investment securities             -2.0%     -0.8%     -0.5%
Compensation on stock options              -1.2%      0.0%      0.0%
Tax-exempt interest income                 -3.0%     -1.4%     -1.2%
Other, net                                  0.9%     -0.8%      0.4%
                                           -----     -----     -----
                                           26.9%     30.2%     32.4%
                                           =====     =====     =====

         Deferred income taxes result from temporary differences in the basis of assets and liabilities for financial reporting and income taxes. The source of these temporary differences and their resulting effect on income tax expense are as follows:

                                         1997           1996            1995
                                       --------       --------        --------
Depreciation                           $ 22,000       $  6,000        $  5,000
Provision for loan losses               (92,000)       (85,000)        (92,000)
Loan fees                               (77,000)       (15,000)        (21,000)
Valuation of loans held for sale              -              -         (20,000)
Other, net                              (38,000)         7,000          (1,000)
                                        --------         -----        ---------
                                      $(185,000)      $(87,000)      $(129,000)
                                       =========       ========        =========

               Significant components of the deferred tax liabilities and assets at December 31 are as follows:

                                                    1997             1996
                                                  --------         --------
Deferred tax liabilities:
  Depreciation                                    $ 84,000         $ 70,000
  Valuation of available-for-sale securities         9,000                -
                                                  --------         --------
                                                    93,000           70,000
                                                   -------         --------
Deferred tax assets:
  Valuation of available-for-sale securities             -            5,000
  Excess of financial reporting provision
    for credit losses over tax basis               334,000          245,000
  Deferred compensation                             38,000                -
  Deferred fee income                              181,000           99,000
                                                   -------         --------
                                                   553,000          349,000
                                                   -------         --------
      Net deferred tax asset                      $460,000         $279,000
                                                  ========         ========

NOTE 10 - Stock Dividend:

               On February 22, 1995, the Bank declared a 10% stock dividend to holders of record as of March 29, 1995. All references to number of shares, number of stock options, and per share information, except for authorized shares, have been adjusted to reflect the stock dividend on a retroactive basis to all prior periods.

NOTE 11 - Earnings Per Share:

        Earnings per share have been restated retroactively for the years ended December 31, 1996 and 1995 to reflect the business combination and the adoption of SFAS No. 128, "Earnings per Share."

        Basic earnings per share and diluted earnings per share have been computed based on the following:

                                                                               1997

                                                                             Common
                                                         Income              Shares
                                                        Numerator          Denominator     EPS

        Basic EPS
        Income available to common shareholders         $1,836,000         4,356,000      $0.42
                                                                                          =====

        Dilutive Effect of Potential Common Stock
        Stock options                                            -           433,000
                                                        ----------          --------
        Diluted EPS
        Income available to common shareholders
        after assumed conversions of dilutive
        securities                                      $1,836,000          4,789000      $0.39
                                                        ==========         =========      =====


                                                                               1996
                                                                             Common
                                                        Income               Shares
                                                       Numerator          Denominator     EPS

        Basic EPS
        Income available to common shareholders         $2,092,000         4,234,000      $0.49
                                                                                          =====

        Dilutive Effect of Potential Common Stock
        Stock options                                            -           323,000
                                                       -----------          --------

        Diluted EPS
        Income available to common shareholders
        after assumed conversions of dilutive
        securities                                      $2,092,000         4,557,000      $0.46
                                                        ==========         =========      =====


                                                                             1995
                                                                             Common
                                                        Income               Shares
                                                       Numerator           Denominator   EPS

        Basic EPS
        Income available to common shareholders         $1,605,000         3,704,000      $0.43
                                                                                          =====

        Dilutive Effect of Potential Common Stock
        Stock options                                            -           481,000
                                                        ----------          --------

        Diluted EPS
        Income available to common shareholders
        after assumed conversions of dilutive
        securities                                      $1,605,000         4,185,000      $0.38
                                                        ==========         =========      =====

NOTE 12 - Stock Options:

               The Bancorp has stock option plans which provide for the grant of non-qualified stock options to certain directors, officers, and key employees. At December 31, 1997, there were 228,836 shares of common stock available for future grant or award and all of the outstanding options were exercisable. Options are granted at prices not less than fair market value at the date of grant and for terms of up to ten years.

               Activity in the stock option plans was as follows:

                                                                                              Weighted
                                                                                               Average
                                                                                Number         Per Share
                                                                              of Shares       Option Price

               Outstanding at December 31, 1994                                 585,932             2.43

               Granted                                                           63,200             3.47
               Exercised                                                          8,100             3.44
               Cancelled                                                              -                -
                                                                                     --               --

               Outstanding at December 31, 1995                                 641,032             2.52

               Granted                                                           46,700             5.04
               Exercised                                                              -                -
               Cancelled                                                              -                -
                                                                                     --               --

               Outstanding at December 31, 1996                                 687,732             2.68

               Granted                                                           47,500             6.99
               Exercised                                                         34,400             3.81
               Cancelled                                                              -                -
                                                                                     --               --

               Outstanding at December 31, 1997                                 700,832             2.92
                                                                                =======             ====

               The  Bancorp  has  also  issued   warrants  to   shareholders  in
        connection with the issuance of stock. The activity of those stock options was as follows:

               Outstanding at December 31, 1994                                 206,800             3.87
               Granted                                                                -                -
               Exercised                                                              -                -
               Cancelled                                                              -                -
                                                                                     --               --

               Outstanding at December 31, 1995                                 206,800             3.87

               Granted                                                                -                -
               Exercised                                                              -                -
               Cancelled                                                              -                -
                                                                                     --               --

               Outstanding at December 31, 1996                                 206,800             3.87

               Granted                                                                -                -
               Exercised                                                        154,000             3.86
               Cancelled                                                              -                -
                                                                                     --               --

               Outstanding at December 31, 1997                                  52,800             3.86
                                                                                =======             ====

               The Bancorp applies APB Opinion 25 in accounting for its fixed and performance-based stock compensation plans. Accordingly, no compensation cost has been recognized in 1997, 1996, or 1995. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                1997                     1996             1995
                                            ----------                ----------       ----------

               Net income:
                 As reported                $1,836,000                $2,092,000       $1,605,000
                                            ==========                ==========       ==========

                 Pro forma                  $1,715,000                $2,007,000       $1,530,000
                                            ==========                ==========       ==========

               Basic earnings per share:
                 As reported                      $.42                      $.49             $.43
                                                  ====                      ====             ====

                 Pro forma                        $.39                      $.47             $.41
                                                  ====                      ====             ====

               Diluted earnings per share:
                 As reported                      $.39                      $.46             $.38
                                                  ====                      ====             ====

                 Pro forma                        $.36                      $.44             $.36
                                                  ====                      ====             ====

               The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995: dividend yield of
        0.0 percent; expected volatility of 37.15 percent; risk-free interest rate of 5.53 percent; and expected lives of 10 years for 1997, and dividend yield of 0.0 percent; expected volatility of 30.45 percent, risk-free interest rate of 6.68 percent; and expected lives of 10 years for 1996 and 1995.

NOTE 13 - Profit Sharing Plan:

               Effective January 1, 1992, the Bank established a 401(k) Profit Sharing Plan and Trust that covers all eligible employees. The Bank makes discretionary matching contributions based on 50 percent of the amount of salary deferral elected by the employee, up to 6 percent of the employee's salary. Contributions to the plan charged to operations were not material for the years ended December 31, 1997, 1996, and 1995.

NOTE 14 - Operating Leases:

               The Bank leases premises and equipment under operating leases expiring through 2011. The aggregate future minimum annual rental commitment as of December 31, 1997, under operating leases having non-cancelable lease terms in excess of one year are as follows:

                              1998                                   $  441,663
                              1999                                      363,034
                              2000                                      350,267
                              2001                                      334,313
                              2002                                      248,247
                              Thereafter                              2,318,907
                                                                   ------------
                                                                     $4,056,431
                                                                   ============

               Rent expense for the years ended December 31, 1997, 1996, and 1995 amounted to approximately $368,000, $202,000, and $318,000, respectively. Certain operating leases provide for renewal options for periods of 5 to 15 years at the fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

NOTE 15 - Financial Instruments with Off-Balance Sheet Risk:

               In the ordinary course of business,  the Bank enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheet. These transactions may involve, to varying degrees, credit and interest rate risk in excess of the amount, if any, recognized in the balance sheet.

               Management does not anticipate any loss to result from these commitments; however, in case of default, legal action may be required to enforce its rights to collateral pledged to secure these commitments. The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Bank applies the same credit standards to these contracts as it uses in its lending process.

                                           1997          1996          1995
                                       -----------   -----------    ----------
Financial instruments whose
 contractual amount represented risk:

  Commitments to extend credit         $50,453,000   $56,716,000    $55,788,000
                                       ===========   ===========    ===========

  Standby letters of credit            $ 3,504,000  $  3,729,000   $  3,980,000
                                       ===========   ===========    ===========

               Commitments to extend credit are arrangements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates, but may be terminated by the Bank if certain conditions of the contract are violated. These commitments are normally collateralized by real estate.

               Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer's credit worthiness, but may include cash and securities.

NOTE 16 - Commitments and Contingencies:

               Because of the nature of its business, the Bank is often a defendant in legal actions. Based upon advice of counsel, management does not anticipate that the final outcome of any litigation in process, or anticipated, will have a materially adverse effect on the Bank's operations or financial condition.

NOTE 17 - Related Party Transactions:

               The Bank has entered into transactions (including loans and deposits) with its directors, officers, and significant shareholders. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

               The following is a summary of the aggregate loan activity involving related party loans during 1996 and 1997.

                      Balance, December 31, 1995                      $ 485,000

                        Additions                                       358,000
                        Repayments                                     (416,000)
                      Balance, December 31, 1996                        427,000

                        Additions                                       269,000
                        Repayments                                      (53,000)
                      Balance, December 31, 1997                      $ 643,000
                                                                      =========

NOTE 18 - Regulatory Matters:

               The Bank is required to maintain certain average reserve requirements with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The required reserves during 1996 and 1997 averaged $875,000.

               The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

               As of  December  31,  1997,  the most  recent  notification  from federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               The Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                       Actual                     Adequacy Purposes          Action Provisions
                                Amount          Ratio       Amount            Ratio         Amount         Ratio

As of December 31, 1997:

Total Capital
(to Risk Weighted Assets)     $16,470,000       11.7%   =>$11,309,000        =>8.0%    =>$14,136,000      =>10.0%

Tier I Capital
(to Risk Weighted Assets)      15,397,000       10.9%   =>  5,654,000        =>4.0%   =>   8,482,000       =>6.0%

Tier I Capital
(to Average Assets)            15,397,000        8.3%   =>  7,400,000        =>4.0%   =>   9,250,000       =>5.0%

As of December 31, 1996:

Total Capital
(to Risk Weighted Assets)      13,872,000       13.5%   =>  8,250,000        =>8.0%    => 10,312,000      =>10.0%

Tier I Capital
(to Risk Weighted Assets)      13,015,000       12.6%   =>  4,125,000        =>4.0%    =>  6,187,000       =>6.0%

Tier I Capital
(to Average Assets)            13,015,000        9.2%   =>  5,684,000        =>4.0%    =>  7,105,000       =>5.0%

NOTE 19 - Fair Value of Financial Instruments:

               SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosure of information about the fair value of financial instruments for which it is practicable to estimate a value, whether or not recognized in the statement of condition. Whenever possible, quoted market prices are used to estimate fair values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Therefore, in many cases, the estimated fair values may not be realized in an immediate sale of the instruments.

               SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate of the estimated fair value amounts is not intended to represent the underlying value of the Bancorp. The carrying amounts and the estimated fair values are as follows:

                                                                                      December 31, 1997
                                                                              Carrying             Estimated
                                                                              Amount               Fair Value
               Assets:
                 Cash and cash equivalents                                 $ 19,317,000          $19,317,000
                 Interest-bearing deposits                                    1,492,000            1,492,000
                 Trading account securities                                      12,000               12,000
                 Investment securities                                       24,854,000           24,850,000
                 Federal Home Loan Bank Stock                                   788,000              788,000
                 Loans receivable                                           135,106,000          138,741,000
                 Accrued interest receivable                                    989,000              989,000
                                                                          -------------         ------------

                         Total Asset Financial Instruments                  $182,558,000        $186,189,000
                                                                            ============        ============

               Liabilities:
                 Deposits                                                   $171,802,000        $171,936,000
                 Accrued interest payable                                        321,000             321,000
                 Accounts payable and accrued expenses                           876,000             876,000
                 Income taxes payable                                            102,000             102,000
                 Line of credit payable                                        6,000,000           6,006,000
                                                                              ----------          ----------

                         Total Liability Financial Instruments              $179,101,000        $179,241,000
                                                                            ============        ============


                                                                                     December 31, 1996
                                                                               Carrying             Estimated
                                                                                Amount              Fair Value
               Assets:
                 Cash and cash equivalents                                  $ 20,331,000        $ 20,331,000
                 Interest-bearing deposits                                     1,498,000           1,498,000
                 Trading account securities                                       28,000              28,000
                 Investment securities                                        17,223,000          17,146,000
                 Federal Home Loan Bank Stock                                    378,000             378,000
                 Loans receivable                                             95,667,000          98,603,000
                 Accrued interest receivable                                     840,000             840,000
                                                                            ------------        ------------

                         Total Asset Financial Instruments                  $135,965,000        $138,824,000
                                                                            ============        ============



                                                                                       December 31, 1996
                                                                               Carrying            Estimated
                                                                                Amount             Fair Value
               Liabilities:
                 Deposits                                                   $131,304,000        $131,341,000
                 Accrued interest payable                                        189,000             189,000
                 Accounts payable and accrued
                   expenses                                                      479,000             479,000
                                                                            ------------        ------------

                         Total Liability Financial Instruments              $131,972,000        $132,009,000
                                                                            ============        ============

               The following methods and assumptions were used by the Bancorp in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents

               The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets' fair values.

  Interest-Bearing Deposits

               Fair values for interest-bearing deposits in domestic financial institutions are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Trading Account Securities

               Fair values for the Bank's trading account assets, which also are the amounts recognized in the statement of condition, are based on quoted market prices.

  Investment Securities

               Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Federal Home Loan Bank Stock

               Fair values for Federal Home Loan Bank stock is based on its par value since it is redeemable at par.

  Loans Receivable

               For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values of fixed-rate mortgage loans are based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. The fair values of other fixed-rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

  Accrued Interest Receivable

               The carrying amount reported in the statement of financial condition for accrued interest receivable approximates its fair value.

  Deposit Liabilities

               The carrying amounts for interest-bearing and non-interest-bearing demand, savings, money market, and NOW accounts approximate those liabilities' fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  Accrued Interest Payable

               The carrying amount reported in the statement of financial condition for accrued interest payable approximates its fair value.

  Accounts Payable, Accrued Expenses, and Other Short-Term Liabilities

               The carrying amount reported in the statement of financial condition for accounts payable and accrued expenses, and income taxes payable, approximates those liabilities' fair values.

NOTE 20 - Quarterly Financial Data (Unaudited):


                                   Gain (Loss)
                                                                    Provision    On Available
                                                          Net          for         for Sale                   Basic      Diluted
                             Interest     Interest     Interest      Credit       Investment        Net      Earnings   Earnings
    Three Months Ended        Income       Expense      Income        Losses      Securities      Income     Per Share  Per Share
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

    March 31, 1997           $ 3,306,000  $1,210,000   $ 2,096,000   $  60,000    $  (3,000)       $265,000      $0.06       $0.06

    June 30, 1997              3,849,000   1,330,000     2,519,000      60,000            -         431,000       0.10        0.09

    September 30, 1997         3,986,000   1,431,000     2,555,000      60,000            -         488,000       0.11        0.10

    December 31, 1997          4,376,000   1,652,000     2,724,000      90,000        4,000         652,000       0.15        0.14
                           --------------------------------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------------------------------

                             $15,517,000  $5,623,000   $ 9,894,000   $ 270,000   $    1,000      $1,836,000       0.42        0.39

                           ========================================================================================================
                           ========================================================================================================

    March 31, 1996           $ 3,441,000  $1,028,000   $ 2,413,000   $  90,000    $  14,000       $ 409,000       0.10        0.10

    June 30, 1996              1,108,000   2,404,000     3,512,000      60,000       (8,000)        383,000       0.09        0.08

    September 30, 1996         3,972,000   1,148,000     2,824,000      40,000       23,000         653,000       0.15        0.14

    December 31, 1996          3,943,000   1,150,000     2,793,000      60,000      (48,000)        647,000       0.15        0.14
                           --------------------------------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------------------------------

                             $14,868,000  $4,434,000   $10,434,000    $250,000     $(19,000)     $2,092,000     $ 0.49    $   0.46
                           ========================================================================================================
                           ========================================================================================================

NOTE 21 - Parent Company Statements:

     The parent company was formed during 1997; therefore, no parent company statements are presented for years prior to 1997.


                                                                  December 31,
                                                                      1997
                                                               -----------------

     Condensed Balance Sheets:
        Assets:
            Cash                                                       $311,000
            Investment in subsidiary                                 15,414,000
            Other assets                                                136,000
                                                                ----------------
                   Total Assets                                     $15,861,000
                                                                ================

        Liabilities and Stockholders' Equity:
            Liabilities:
                Accounts payable and accrued expenses                   264,000
            Stockholders' equity                                     15,597,000
                                                                 ---------------

                   Total Liabilities and
                      Stockholders' Equity                         $ 15,861,000
                                                                 ===============


     Condensed Statements of Income:
        Revenues
            Cash dividends from bank subsidiary                    $    300,000
            Income from subsidiary                                    1,663,000
            Other income                                                307,000
                                                                 ---------------
                   Total revenues                                     2,270,000
                                                                 ---------------

        Expenses
            Employee compensation and benefits                          441,000
            Other expenses                                               61,000
                                                                 ---------------
                   Total expenses                                       502,000
                                                                 ---------------

        Income before income taxes                                    1,768,000

        Income tax benefit                                               68,000
                                                                 ---------------

        Net Income                                                   $1,836,000
                                                                 ===============

     Condensed Statements of Cash Flows:
        Cash flows from operating activities:
            Net income                                               $1,836,000
            Adjustments to reconcile net income to
                net cash provided by operating activities
                   Amortization                                           7,000
                   Undistributed earnings of subsidiary              (1,663,000)
                   Change in other assets                              (143,000)
                   Change in liabilities                                264,000
                                                                 ---------------

                     Net Cash Provided by Operating
                        Activities                                      301,000
                                                                 ---------------

        Cash Flows from Financing Activities:
            Sale of stock                                                10,000
                                                                 ---------------

                     Net Cash Provided by Financing
                        Activities                                       10,000
                                                                 ---------------

                     Net Increase (Decrease) in Cash                    311,000

        Cash, beginning of year                                               -
                                                                 ---------------

        Cash, end of year                                              $311,000
                                                                 ===============

                                         Directors and Executive Officers

           Name              Age    Director Since          Position(s) with             Business Experience During
                                                                    Bank                          Past 5 Years
--------------------------- ------- ----------------------- --------------------------- -----------------------------

Edward Allison                58    November, 1993          Director                    Self-employed; government
                                                                                        relations/investments.

Robert Barone                 53    March, 1984             Chairman, Chief Executive   Chairman, Chief Executive
                                                            Officer and Treasurer       Officer
                                                                                        and Treasurer of the Bank.

Stephen Benna                 45    June, 1996              Director                    Manager of CB Concrete Co.,
                                                                                        a manufacturer of concrete.

John Coombs                   52    April, 1982             Director                    Orthodontist; private
                                                                                        practice.

Michael Dyer                  50    December, 1984          Director and Counsel        Partner in the law firm of
                                                                                        Dyer, Lawrence, Cooney &
                                                                                        Penrose.

Mervyn Matorian               53    March, 1983             Director                    State Farm insurance agent.

Samuel McMullen               48    September, 1993         Director                    Self-employed; governmental
                                                                                        law and political strategy.

Larry Platz                   59    March, 1984             President, Secretary and    President, Secretary and
                                                            Director                    Director of the Bank.

Ronald Zideck                 60    December, 1997          Director                    Managing Partner, Reno
                                                                                        Office of Grant Thornton,
                                                                                        now retired.

Market Information

         The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "LODE". Comstock Bancorp is a bank holding company whose subsidiary is Comstock Bank. The reorganization resulting in Comstock Bancorp becoming the holding company of Comstock Bank was completed on June 16, 1997. Prior to completion of the holding company reorganization, Comstock Bank's Common Stock also traded on the Nasdaq Small Cap Market under the symbol "LODE". Initial quotations began on March 4, 1993. As of December 31, 1997, there were approximately 459 holders of record of the Company's Common Stock. Shown below are the high and low closing prices for the periods indicated.

1996                                        High              Low
------------------                          -----             ---
First Quarter..................             $5.00             $4.63
Second Quarter...............               $4.88             $4.63
Third Quarter.................              $4.50             $4.25
Fourth Quarter................              $5.50             $5.13

1997                                        High              Low
-----------------                           -----             ---
First Quarter..................             $6.25             $6.00
Second Quarter...............               $7.25             $6.50
Third Quarter.................              $7.50             $7.13
Fourth Quarter................              $8.25             $8.00

1998                                        High              Low
First Quarter..................             $9.50             $8.00
                                                      (through February 4, 1998)

         On February 4, 1998, the last reported sale price of the Common Stock was $9.50 per share. The current market makers for the Common Stock are: Herzog, Heine, Geduld, Inc.; Torrey Pines Securities, and Hoefer & Arnett.

                            Miscellaneous Information

                                 Annual Meeting
         The Annual Meeting of Shareholders will be held in the Conference Center on the second floor of the Company's Administrative Headquarters at 6275 Neil Road, Reno, Nevada 89511 on Wednesday, April 29, 1998 at 4:00 p.m. All shareholders are cordially invited to attend.

                                 Transfer Agent
         The Company's transfer agent and registrar is Nevada Agency and Trust Co., 50 West Liberty Street, #880, Reno, Nevada, 89501. Please direct all inquiries regarding stock transfer matters to Amanda Cardinalli, Vice-President
(702) 322-0626.

                              Independent Auditors
         Kafoury, Armstrong & Co., 307 W. Winne Lane, #1, Carson City, Nevada 89703 serves as the Company's independent auditors.

                        1997 Annual Report on Form 10KSB
         A copy of the Company's Annual Report on Form 10KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission, will be furnished without charge to shareholders upon written request to the Secretary, Comstock Bancorp at P.O. Box 7610, Reno, Nevada, 89510-7610. Form 10KSB is also available on the Company's website at www.comstockbank.com, or via the EDGAR database on the website of the Securities and Exchange Commission (www.sec.gov).

                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT

                         SUBSIDIARIES OF THE REGISTRANT

                                      Percentage       State of Incorporation
Parent              Subsidiary        Ownership        or Organization
--------------------------------------------------------------------------------
Comstock Bancorp    Comstock Bank       100%               Nevada

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE

                                COMSTOCK BANCORP
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997
                             FINANCIAL DATA SCHEDULE
                                                                  $ in Thousands

Cash and Due from Banks (Non-Interest Bearing)                            9,464
Interest-bearing Deposits in Domestic Financial Institutions              1,491
Fed Funds and Overnight Mutual Funds Sold                                 9,853
Trading Account Securities                                                   12
Investment and Mortgage back Securities Held for Sale                    15,006
Investment and Mortgage back Securities Held to Maturity                 10,636
    - Carrying Value
Investment and Mortgage back Securities Held to Maturity                 10,632
    - Market Value
Loans                                                                   136,182
Allowance for Credit Losses                                               1,076
Total Assets                                                            194,698
Deposits                                                                171,802
Short-term borrowings                                                         0
Other Liabilities                                                         1,199
Long term debt                                                            6,000
Preferred stock - mandatory redemption                                        0
Preferred stock - no mandatory redemption                                     0
Common Stock                                                                 44
Other Stockholders Equity                                                15,553
Total Liabilities and Stockholders Equity                               194,698
Interest and Fees on Loans                                               13,643
Interest and Dividends on Investments                                     1,334
Other Interest Income                                                       540
Total Interest Income                                                    15,517
Interest on Deposits                                                      5,525
Total Interest Expense                                                    5,623
Net Interest Income                                                       9,894
Provision for Loan Losses                                                   270
Investment Securities Gains/Losses                                           (9)
Other Expense                                                             7,653
Income/Loss Before Income Tax                                             2,512
Income/Loss Before Extraordinary Items                                    2,512

Extraordinary Items, Less Tax                                                 0
Cumulative Change in Accounting Principles                                    0
Net Income or Loss                                                        1,836
Earnings Per Share - Primary                                                .42
Earnings Per Share - Fully Diluted                                          .39
Net Yeild - interest earning assets - actual                               8.60%
Loans on Non-accrual                                                      2,573
Accruing Loans past due 90 Days or More                                     103
Troubled Debt Restructuring                                                  13
Potential Loan Problems                                                     903
Allowance for Loan Losses - Beginning of Period                             857
Total Charge-Offs                                                            79
Total Recoveries                                                             28
Allowance for Loan Losses - End of Period                                 1,076
Loan Loss Allowance allocated to Domestic Loans                           1,076
Loan Loss Allowance allocated to Foreign Loans                                0
Loan Loss Allowance - Unallocated                                             0