Form 10QSB
period 1998-03-31
COMSTOCK BANCORP
filed 1998-05-13
CIK 1035733

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998
                                       or

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

As of April 10, 1998: Common Stock - Authorized 15,000,000 shares at $0.01 par value; issued and outstanding - 4,451,668
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item
Number                                                                      Page
                                                  PART I - FINANCIAL INFORMATION

1.   Financial Statements

     Consolidated Statements of Condition
       March 31, 1998 and December 31, 1997. ................................  4

     Consolidated Statements of Income
       Three months ended March 31, 1998 and 1997............................  5

     Consolidated Statements of Changes in Stockholders' Equity
       For the periods ended March 31, 1997, December 31, 1997,
       and March 31, 1998....................................................  6

     Consolidated Statements of Cash Flows
       Three months ended March 31, 1998 and 1997............................  7

     Notes to Consolidated Financial Statements..............................  8

2.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations .......................................................... 11


                           PART II - OTHER INFORMATION

1.   Legal Proceedings ...................................................... 21

2.   Changes in Securities .................................................. 21

3.   Defaults Upon Senior Securities ........................................ 21

4.   Submission of Matters to a Vote of Securities' Holders.................. 21

5.   Other Information ...................................................... 21

6.   Exhibits and Reports on Form 8-K........................................ 21

Signatures .................................................................. 22

Part I.           Financial Information

Item I.           Financial Statements

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CONDITION
                   As of March 31, 1998 and December 31, 1997
                             (Dollars in Thousands)
                                                    (Unaudited)      (Audited)
                                                  March 31, 1998   Dec. 31, 1997
Assets:
Cash and Due from Banks (Non-Interest Bearing)          $13,428          $9,464
Fed Funds and Overnight Mutual Funds Sold                11,044           9,853
Interest-bearing Deposits in Domestic
  Financial Institutions                                  1,489           1,492
Trading Account Securities                                   11              12
Securities Available for Sale                            15,213          14,218
Securities Held to Maturity                              10,068          10,636
December 31, 1997)
Federal Home Loan Bank Stock                                795             788

Loans Held for Sale                                      19,574          13,946
Loans (Net of Deferred Fees)                            126,253         122,235
  Less:  Allowance for Credit Losses                      1,125           1,076
                                                        -------         -------
    Net Loans                                           144,702         135,105
                                                        -------         -------

Premises and Equipment                                    7,630           7,710
Other Real Estate Owned                                       8               8
Accrued Interest Receivable                               1,034             989
Other Assets                                              4,438           4,423
                                                          -----           -----
    TOTAL ASSETS                                       $209,860        $194,698
                                                       ========        ========

Liabilities and Stockholders' Equity:
Deposits:
  Demand Deposits (Non-Interest Bearing)                $36,235         $32,299
  Savings, Money Market and NOW Accounts                 69,407          60,917
  Time Deposits Under $100,000                           51,525          50,944
  Time Deposits $100,000 and Over                        29,307          27,642
                                                         ------          ------
    Total Deposits                                      186,474         171,802
                                                        -------         -------

Line of Credit Payable                                    6,000           6,000
Accrued Interest Payable                                    302             321
Accounts Payable and Accrued Expenses                       536             876
Income Taxes Payable                                        245             102
                                                            ---             ---
    TOTAL LIABILITIES                                   193,557         179,101
                                                        -------         -------

Stockholders' Equity:
Common Stock-$0.01 par value, 15,000,000 shares authorized;
  4,451,668 and 4,421,668 shares issued and outstanding on
  March 31, 1998 and December 31, 1997 (1)                   45              44
Paid-in Surplus (1)                                       9,016           8,908
Accumulated Other Comprehensive Income:
 'Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes                    13              17
Retained Earnings                                         7,229           6,628
                                                          -----           -----
    TOTAL STOCKHOLDERS' EQUITY                           16,303          15,597
                                                         ------          ------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $209,860        $194,698
                                                       ========        ========

         (1) Adjusted for two for one share exchange and for change in par from $.50 to $.01 on June 16, 1997. [See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1998 and 1997
                 (Dollars in Thousands except per share amounts)
                                                  (Unaudited)      (Unaudited)
                                                 March 31, 1998   March 31, 1997
Interest Income:
  Interest and Fees on Loans                            $4,142           $2,851
  Interest on Investments and Trading Securities:
    Taxable                                                290              230
    Exempt from Federal Income Tax                          83               54
  Interest on Fed Funds Sold                               125              146
  Interest on Deposits with Banks                           24               25
                                                            --               --
    Total Interest Income                                4,664            3,306
                                                         -----            -----
Interest Expense:
  Interest on Deposits                                   1,645            1,210
  Interest on Line of Credit                                92                0
                                                            --                -
    Total Interest Expense                               1,737            1,210
                                                         -----            -----
Net Interest Income                                      2,927            2,096
Provision for Credit Losses                                110               60
                                                           ---               --
  Net Interest Income after Credit Loss Provision        2,817            2,036
                                                         -----            -----

Non-Interest Income:
  Service Charges on Deposit Accounts                       76               67
  Gain/(Loss) on Sale of Investment Securities              (8)              (3)
  Gain/(Loss) on Sale of Trading Securities                  1                1
  Other Income                                              56               15
                                                            --               --
    Total Non-Interest Income                              124               80
                                                           ---               --
Non-Interest Expense:
  Salaries and Employee Benefits                         1,278            1,063
  Occupancy Expense                                        222              151
  Furniture and Equipment Expense                          177              120
  Other Operating Expenses                                 469              427
                                                           ---              ---
    Total Non-Interest Expense                           2,146            1,761
                                                         -----            -----

Income before Taxes                                        795              356
Provision for Income Taxes                                 194               91
                                                           ---               --
  NET INCOME                                              $601             $265
                                                          ====             ====
  Basic Earnings per Share (1)                           $0.14            $0.06
                                                         =====            =====
  Diluted Earnings per Share (1)                         $0.12            $0.06
                                                         =====            =====

Other Comprehensive Income, Net of Tax:
  Unrealized Gains/(Losses) on Securities:
  Unrealized Holding Gains/(Losses)
    Arising During Period                                  ($5)            ($37)
  Less: Reclassification for
    Gains/(Losses) Included in Income                        1                2
                                                             -                -
Other Comprehensive Income                                 ($4)            ($35)

  Comprehensive Income                                    $597             $230
                                                          ====             ====
  Other Comprehensive Income Basic
    Earnings per Share (1).                              $0.13            $0.05
                                                         =====            =====
  Other Comprehensive Income Diluted
    Earnings per Share (1).                              $0.12            $0.05
                                                         =====            =====

          (1) Adjusted for two for one share exchange on June 16, 1997.
               [See accompanying notes to financial statements and
                  Exhibit A-Computation of earnings per share.]

                                COMSTOCK BANCORP
                           CONSOLIDATED STATEMENTS OF
                       CHANGES IN STOCKHOLDERS' EQUITY For
                     Periods Ended March 31, 1997, December
                          31, 1997, and March 31, 1998

                                                                  (Dollars in Thousands)
                                                                         (Unaudited)
                                                                                        Accumulated
                                                                         Retained          Other           Total
                                              Common       Paid-in       Earnings      Comprehensive   Stockholders'   Comprehensive
                                             Stock (1)   Surplus (1)     (Deficit)        Income          Equity          Income

Balances, December 31, 1996                     $42         $8,184        $4,792           ($9)          $13,009
  Net Income                                                                 265                             265           $265
  Sale of Common Stock                                          50                                            50
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on Securities,
    Net of Reclassification Adjustment                                                     (35)              (35)           (35)
                                            ----------------------------------------------------------------------------------------
              See Disclosure (a) Below
Balances, March 31, 1997                        $42         $8,234        $5,057          ($44)          $13,289           $230
  Net Income                                                               1,571                           1,571          1,571
  Sale of Common Stock                            2            674                                           676
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on Securities,
    Net of Reclassification Adjustment                                                      61                61             61
                                            ----------------------------------------------------------------------------------------
              See Disclosure (b) Below
Balances, December 31, 1997                     $44         $8,908        $6,628           $17           $15,597         $1,862
  Net Income                                                                 601                             601            601
  Sale of Common Stock                            1            108                                           109
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on Securities,
    Net of Reclassification Adjustment                                                      (4)               (4)            (4)
                                            ----------------------------------------------------------------------------------------
              See Disclosure (c) Below
Balances, March 31, 1998                        $45         $9,016        $7,229           $13           $16,303           $597
                                                ===         ======        ======           ===            =======          ====

(1) Adjusted for two for one stock exchange and change in par from $.50 to $.01 on June 16, 1997.


(a) Disclosure of reclassification amount:
  Unrealized holding gains arising during period                           ($37)
  Less: reclassification adjustment for gains included in net income          2
Net unrealized gains on securities                                         ($35)

(b) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                           $54
   Less: reclassification adjustment for gains included in net income         7
Net unrealized gains on securities                                          $61

(c) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                           ($5)
   Less: reclassification adjustment for gains included in net income         1
Net unrealized gains on securities                                          ($4)

[See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)
                                                                   (Unaudited)       (Unaudited)
                                                                  March 31, 1998    March 31, 1997
Cash Flows from Operating Activities:
 Net Income                                                           $601               $265
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Credit Losses                                          110                 60
  Depreciation and Amortization                                        155                141
  Net (Gain) Loss on Sale of Available For Sale Securities              (8)                 3
  Net (Gain) Loss on Sales of Trading Securities                         1                 (1)
  Purchases of Trading Securities                                        0                  0
  Proceeds from Sales of Trading Securities                              0                  0
  Amortization of Servicing Asset                                        0                  0
  Increase/(Decrease) in Deferred Taxes Due to Change in
   Unrealized Gain or Loss on Securities Available for Sale             (1)                18
 Net (Increase) Decrease in:
   Accrued Interest Receivable                                         (45)                63
   Other Assets                                                        (15)               (57)
   Loans Held For Sale                                              (5,628)             2,433
 Net Increase (Decrease) in:
   Accrued Interest Payable                                            (19)               (21)
   Accounts Payable and Accrued Expenses                              (341)              (336)
   Income Taxes Payable                                                143                110
                                                                       ---                ---

 Net Cash Provided/(Used) by Operating Activities                  ($5,047)            $2,678

Cash Flows from Investing Activities:
 Net Change in Interest-Bearing Deposits in Domestic
  Financial Institutions                                                 3                (98)
 Proceeds from Sales of Available for Sale Securities                1,583                163
 Proceeds from Maturities of Available for Sale Securities           2,645              1,065
 Purchases of Available for Sale Securities                         (5,227)            (2,116)
 Proceeds from Maturities of Held to Maturity Securities               567                  0
 Purchases of Held to Maturity Securities                                0             (4,140)
 Net Change in Loans Held to Maturity                               (4,018)            (9,997)
 Purchases of Premises and Equipment, Net                             (125)              (649)
 Purchase of FHLB Stock                                                 (7)                 0
                                                                        ---                --
 Net Cash Provided/(Used) by Investing Activities                  ($4,579)          ($15,772)

Cash Flows from Financing Activities:
 Net Change in Demand, Savings, NOW
  and Money Market Accounts                                         12,426              1,821
 Net Change in Time Deposits                                         2,246              9,643
 Proceeds on Line of Credit Payable                                      0                  0
 Payments on Line of Credit Payable                                      0                  0
 Proceeds from Sale of Common Stock, Net                               109                 50
 Cash Dividends Paid                                                     0                  0
                                                                         -                  -

 Net Cash Provided/(Used) by Financing Activities                  $14,781            $11,514

Increase (Decrease) in Cash and Equivalents                          5,155             (1,580)
Cash and Equivalents:
 Beginning of Period                                                19,317             20,331
                                                                    ------             ------
  End of Period                                                    $24,472            $18,751
                                                                   =======            =======

                [See accompanying notes to financial statements.]

Comstock Bancorp
Notes to Condensed Consolidated Financial Statements


1.    ACCOUNTING POLICIES

     Comstock Bancorp (the "Company") is a bank holding company formed in 1997 which became the parent company of Comstock Bank (the "Bank") on June 16, 1997 through a tax-free exchange of shares of the Bank for shares of the Company. The Company's primary holding is Comstock Bank. The Bank provides its range of services primarily to businesses and individuals in the northern Nevada area, with some commercial lending in the Las Vegas market. The Bank's principal activities include residential lending and commercial and retail banking. References to the Company include the Bank unless otherwise noted.

     The accompanying unaudited consolidated financial statements have been prepared in condensed format and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been reflected in the financial statements. The Company believes the disclosures herein are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Comstock Bancorp's Annual Report to shareholders for the fiscal year ended December 31, 1997 which is included in the Company's Registration Statement on 10-KSB dated March 6, 1998 (Commission File No. 0-22391). The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three months ended March 31, 1998. .


2.    COMMITMENTS & CONTINGENT LIABILITIES

     In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

     The Company has in place a major Year 2000 Compliance project , which has adopted the FFIEC's Year 2000 Readiness Date Guidelines, has completed the assessment phase and is now in the renovation and testing phase. It is anticipated that testing of all critical systems will be completed by December 31, 1998. To date, confirmations have been received from the Company's primary vendors that plans have been implemented to address the Year 2000 issues. The Company has committed significant human resources to the project. Since the major mainframe computer assets (Year 2000 compliant) were purchased in 1997, the ongoing labor costs for the project are estimated to be approximately $321,000 for 1998 and 1999. However, the Company is committed to allocate whatever resources are deemed necessary for the successful and timely completion of the project, including consultant fees where necessary and the purchase of new hardware and sofstware where existing systems are found to be non-compliant.

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

     The Bank owns a parcel of land adjacent to the headquarters building at 6275 Neil Road in Reno, Nevada, which was purchased in anticipation of adding an additional facility to support future growth. The Bank has since found other space at a lower cost. The parcel was offered for sale and is now in escrow. The Company expects to realize a gain on sale of approximately $150,000 with such gain expected to occur in the second or third quarter of 1998.


3.     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company adopted SFAS 128 for financial statements issued for periods ending after December 15, 1997. All prior period earnings per share figures are restated. Basic and diluted earnings per share figures are required on the face of the income statement.

     SFAS 128 replaces prior EPS reporting requirements by replacing primary earnings per share with basic earning per share and by altering the calculation of diluted EPS, which replaces fully diluted EPS. Basic EPS excludes potential dilution and is calculated by dividing income available to Common Stockholders by the weighted average number of outstanding common shares. Diluted earnings per share reflect the potential dilution that could occur if option or warrant contracts to issue common stock were exercised.


4.    CAPITAL STRUCTURE

     In  February  1997,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). The statement is effective for financial statement periods ending after December 15, 1997. The statement is intended to consolidate disclosures about capital structure into a single standard. The disclosure includes the rights and privileges of the various securities outstanding, the number of shares issued upon conversion, exercise, or satisfaction of required conditions during the most recent annual fiscal period and any subsequent interim period.

     The  company's  disclosures  will  not  be  significantly   different  than
previously reported.


5.    COMPRESHENSIVE INCOME

     In June 1997, the FASB issued Statement for Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The standard is effective for financial statements beginning after December 15, 1997 and comparative statements of prior periods will include estimated comprehensive income data.

     SFAS 130 requires the presentation of the financial statements to include the change in net income of the Company during the period, from transactions and other events and circumstances derived from nonowner sources. The Company will be required to report all components of comprehensive income, together with the total amount, in the financial statements in the period they are recognized. As an example, an item that would be included in other comprehensive income, not included in net income in the current period, would be unrealized gains and losses on securities held as available for sale.

     The Company does not anticipate that the adoption of SFAS 130 will have a material effect on the Company's financial statements.

6.    SEGMENT REPORTING

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

     Expansion Plans. The Company has made a substantial investment in facilities, computer hardware and computer software in anticipation that demand for the resulting products and services will materialize. There is no guarantee that the new products and services offered will be accepted or that the technology purchased will not become obsolete prior to the Company's realization of a positive return on its investment. As a result, unanticipated changes in technology, or a misreading of consumer demands for products and services, could affect the anticipated return on infrastructure investment.

     Financial Condition

     As of March 31, 1998, the Company's assets had grown from $194.7 million (measured as of December 31, 1997) to $209.9 million, an increase of $15.2 million. Using average assets rather than end of period figures, growth was $9.5 million, from an average of $190.2 million in December, 1997 to an average of $199.7 million in March, 1998. Management believes that the average asset measures are more indicative of asset size because of the large volume of mortgage loan closings, which occur during the last few days of each month. In addition, several title company clients' deposits swell the last few days of the month, as loan closings tend to be concentrated near month's end.

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

     Overall, loan volume (both real estate and commercial) increased from $47.4 million of loan originations representing 240 loans in the three months ended March 31, 1997 to $75.8 million representing 460 new loan originations in the three months ended March 31, 1998, a 59.9% increase in dollar volume and a 91.7% increase in number of loans. Management believes that the higher number of loans and higher dollar volume of 1998 versus the same 1997 period is partly due to the severe weather conditions in early 1997 which included an unusually hard winter as well as substantial flooding , and partly due to the heightened liquidity in the local financial institutions. (The flooding was so severe in early January, 1997, that there was a federal disaster declaration. Such a declaration for the area had never happened in the Company's history.) Management also believes that the increase in the number and dollar volume of loans in the first quarter of 1998 is a result of three factors: 1) lower interest rates on mortgage loans, 2) an enhanced consumer interest in refinancing on mortgage loans and, 3) continued growth in the area's non-gaming economic activity.

      Throughout 1997 and the first three months of 1998, northern Nevada community financial institutions experienced large liquidity increases. Management believes that recent acquisitions of Nevada financial institutions by large out-of-state institutions created a significant opportunity during 1997 for local institutions, including the Company, to lure deposit customers away from the acquired institutions. As a result of the large liquidity infusion at local community oriented financial institutions, there has been downward pressure on the Bank's interest margins and fee structures. Furthermore, management has refused to lower traditional underwriting guidelines by reducing prices and terms to higher risk credits, a practice it sees at the other local community financial institutions with excess liquidity. Management believes that its posture on this issue will pay off in the long-term.

     The Northern Nevada Real Estate Division originated 314 loans for a dollar volume of $45.4 million in the three months ended March 31, 1998 compared to 171 loans for a dollar volume of $23.9 million in the same period of 1997. The statistics for the Southern Nevada Real Estate Division (Las Vegas) were: zero loan originations in the three months ended March 31, 1998 versus 14 loans for $1.8 million for the same 1997 period . In April 1997, the Company closed the Las Vegas real estate office due to high personnel turnover and low lending volumes.

     According to public records, while more than doubling mortgage loan volume in Washoe County from $10.5 million in the first two months of 1997 to $21.2 million through the first two months of 1998, the Company's market share fell from 6.0% to 5.1% as it fell from third to fifth position. In Carson City, over the same two months, volume rose by 49% to $2.9 million from $1.9 million in the first two months of 1997. The Company's market share decreased from 11.2% to 8.3% and its position in the market fell from second to third.


                      Total Residential Real Estate Lending

Three Months             ---Number---                  Volume (Mill $)
   Ended            1998     1997       1996      1998       1997      1996
   -----            ----     ----       ----      ----       ----      ----

March 31             314      185        349     $45.4    $  25.8   $  44.9
June 30              N/A      241        327       N/A    $  35.4   $  44.4
September 30         N/A      261        289       N/A    $  36.2   $  39.4
December 31          N/A      280        281       N/A     $ 42.8   $  41.5
                     ---      ---        ---     -----    -------  --------
Total                314      967      1,246    $ 45.4     $140.2    $170.2


     The Commercial Division originated 146 loans for $30.5 million in the three months ended March 31, 1998 versus 55 loans for $21.7 million in same 1997 period. Despite the closure of the Las Vegas real estate office, the commercial loan department continues to make commercial real estate loans in the Las Vegas market as a result of continuing relationships with borrowers, referrals, and as an overline lender with small commercial banks in Las Vegas.

     For the month of March, 1998, the average balance of the Company's loan portfolio was $142.2 million and represented an average loan/deposit ratio in excess of 82.6%. The average balance for the same year earlier period was $102.0 million representing an average loan/deposit ratio of 75.7%. The increase in the level of loans in the Company's loan portfolios caused loan interest income to increase $915,000 (39.9%) in the three months ended March 31, 1998 as compared to the same period of 1997, despite falling net interest margins.

     Management has noted that the larger banks in the state have begun intense lending campaigns. This was in contrast to the withdrawal of the large banks from the lending marketplace in the recession in the early part of the decade. In addition, management notes that other smaller institutions and some larger out of state institutions have entered the northern Nevada mortgage market. Norwest Mortgage, not a significant player in northern Nevada in 1994, is now the dominant mortgage lender with 13% of the Washoe County market in the first two months of 1998, more than twice the market share of the number two player. In Carson City, Norwest was not a market share leader as late as early 1997. But, in the first two months of 1998, Norwest controlled 12% of the Carson City market, significantly ahead of the 8.7% market share of the number two institution. Such an increase in competition has had a negative impact on the mortgage lending growth rates, and also on the profit margins for these loans. In the third quarter of 1997, management began to implement technologies such as online underwriting and credit scoring, which will significantly speed up the application, approval, and funding times in the real estate department. Management believes that the technologies will improve its competitiveness in the marketplace by allowing very rapid loan approvals, perhaps even in the field at time of first contact with the client and by attracting realtor business by reducing the waiting time for the realtor commission. The new technologies will also allow the process to be less people intensive, thereby reducing costs for the Company which will show up either directly to the bottom line, or in the form of higher volume if the cost savings are passed on. Nevertheless, because the Company must sell the mortgages in the secondary market, it generally cannot compete on a price basis with the large national mortgage banking enterprises who can charge lower prices and put the mortgages into their portfolios.

     Late in the first quarter of 1996, mortgage interest rates began to fall and continued lower until February, 1997. This stimulated residential mortgage activity. Loan origination volumes are dependent on interest rate levels and an escalation of rates could adversely impact Company profits. Rates began to increase in the first quarter of 1997 as speculation that the Federal Reserve would increase the Federal Funds rate. In late March, 1997, the Federal Reserve did increase the Federal Funds rate by 25 basis points, causing a similar rise in interest rates all along the yield curve. However, because inflation has remained benign, market interest rates, especially at the long end of the maturity spectrum of the yield curve, fell throughout the summer months, increasing demand for mortgage loans on the national level. Since the "Asian Crisis" last fall, inflation has remained benign. While short-term interest rates have remained steady, long-term rates continued to fall, culminating in a refinance boom in the mortgage markets late last fall and continuing through the first three months of 1998. The Company's mortgage business benefited from such lower rates as described above.

     In order to mitigate the possibility of adverse impacts from interest rate movements, management has significantly expanded the Company's loan portfolios with interest sensitive assets. This is an effort to provide the Company a more stable income base. When interest rates rise and loan volume declines in the mortgage business, income on the loan portfolio will rise to offset the mortgage business decline. On the other hand, if rates continue to fall, the lower interest income from the loan portfolio will be offset by rising loan volume and fee income in the mortgage business.

     Asset Quality
     The Company's asset quality is often measured by its delinquencies and non-performing assets. As of March 31, 1998 the Company had non-performing (non-accruing) loans of approximately $2.6 million, comprised of two fully secured construction and development loans totaling $2.5 million , four commercial loans totaling $123,000 and one second mortgage at $12,000. One of the fully secured construction loans had been in the hands of the bankruptcy court. The court recently lifted a stay on the property and the Company will be allowed to complete foreclosure proceedings and obtain title to the property, at which time the Company's intent is to complete the development plan and sell the individual homes. The Company had no loans past due 90 days or more that were still accruing. As of March 31, 1998, the Company had an interest in one property, with a book value of $8,000, taken as repayment on a loan. This asset is designated as "Other Real Estate Owned" property. In the same period of 1997, the Company had no properties taken in foreclosure.

     As of March 31, 1997, the Company had non-performing (non-accruing) loans of approximately $2.8 million, comprised of the same two fully secured construction and development loans. At that time, the Company also had $277,000 of loans past due 90 days or more that were still accruing.

     Deposit Volumes
     As of March 31, 1998, the Company's deposit base had grown from $171.8 million (measured as of December 31, 1997) to $186.5 million, an increase of $14.7 million (8.6%). Using average balances rather than end of period figures, deposits grew $9.6 million (5.7%), from an average of $167.0 million in December, 1997 to $176.6 million in March, 1998. The increase is partially attributed to the addition of a fourth full service branch location in February of 1997, a fifth full service branch location in July of 1997, the continued influx of deposits transferred from the branches of financial institutions recently acquired by large out-of-state companies, and non-gaming economic growth. Management believes the deposit base will continue to grow for two reasons: 1) the continued non-gaming economic growth in the northern Nevada region and 2) management's strategic goal of marketing to small business clients.

     Based on information available from the Nevada State Demographer and internal Company population forecasts, the Company's Washoe County (Reno) deposit service area is estimated to have grown by 2.2% in 1997 to 313,575 persons and is expected to continue to grow at a compounded annual rate of 2.1% through the millenium to 333,895 people. Growth rates are forecast at 1.9% for the first five years of the next decade. The Company's Carson City deposit service area is estimated to have grown by slightly more than 3.0% in 1997 to an estimated population of 50,387,and is forecast to grow at just under 3% through the millenium and at a 2.3% compounded annual growth rate for the first five years of the next decade.

     Meanwhile, the state population is estimated to have grown by 3.6% in 1997 to an estimated 1.749 million people spurred by 4.1% growth in Las Vegas (to 1.162 million). The Company forecasts state growth at 3.4% through the millenium with Las Vegas as the catalyst with compounded annual growth of nearly 4%. Early in the next decade, state growth is forecast to fall to a compounded annual rate of 3% as Las Vegas' growth cools to an annual rate of 3.4%. Based on its population forecasts, the Company believes that Nevada will continue as one of the fastest growing states, if not the fastest, throughout the period described above. As a locally managed community banking organization, the Company is well positioned for such growth.


     Liquidity
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash, short-term investments and lines of credit from other financial institutions are the Company's primary sources of asset liquidity. As a result of its loan and deposit growth, the Company's liquidity, as measured by the ratio of cash, overnight investments less required reserves to total liabilities, stood at 24.1% as of March 31, 1998, a decrease from 28.5% on March 31, 1997. The investment portfolio is a principal source of secondary asset liquidity as is the ability to borrow from the Federal Home Loan Bank of San Francisco (see Borrowing Capacity below).

     The FASB's accounting rules, beginning in 1994, required the Company to mark to market a portfolio, which could be sold prior to maturity. Management believes that this accounting policy, known as SFAS 115, has skewed, and will continue to skew, Company investments toward the very short end of the maturity spectrum in order to prevent large fluctuations in the value of the "available-for-sale" portfolio. This has and will continue to result in overall investment portfolio yields that are lower than they otherwise would have been in the absence of the SFAS 115 rules. The Company's "available-for-sale" portfolio consists of $4.6 million in U.S. Treasury and Agency securities with various maturities of nine years or less, $4.9 million in mortgage-backed securities (non-derivative types), $5.7 million in tax exempt municipal bonds and $795,000 in Federal Home Loan Bank stock. Management estimates that the duration of the "available-for-sale" portfolio was approximately 2.5 years on March 31, 1998. Management believes the investments in the "available-for-sale" portfolio should be of short duration so that "interest rate risk" is low and capital fluctuations, as a result of the mark to market requirements of SFAS 115, are manageable in the volatile interest rate environment in which the Company is operating. As of December 31, 1997, the value of the "available-for-sale" portfolio was $25,000 above its book value. As of March 31, 1998, the market value of the "available-for-sale" portfolio was $20,000 above book value.

     The Company also has a $10.1 million book value portfolio of "held-to-maturity" securities as defined by SFAS 115. These securities cannot be sold in the normal course of business and must be held to maturity. As of March 31, 1998, management estimates that the duration of the portfolio was approximately 3.7 years. The market value was $66,000 above book value. In contrast, at December 31, 1997, the book value of this portfolio was $10.6 million with an unrealized loss of $4,000.

     Borrowing Capacity
     The Company maintains a secured line of credit at the Federal Home Loan Bank of San Francisco (FHLB) which is available for up to 30% of the Company's assets. As of March 31, 1998, the Company had collateralized this line with loans and securities giving the Bank approximately $13 million of borrowing capacity. The Company has a $2.5 million line of credit with Union Bank of California to meet short term funding requirements. This line has a $200,000 compensating balance. As of March 31, 1998, there was an outstanding draw of $6 million on the FHLB line, $3 million with a maturity in September of 2000 and $3 million with a maturity in January of 2000. The Company also has a $30,000 line of credit with InterWest Bank for the cash requirements of the holding company. As of March 31, 1998, there were no outstanding balances on this line. Both the FHLB and Union Bank of California are routinely used for the purchase or sale of overnight Federal funds. Pacific Coast Bankers Bank has also been utilized for the sale of Federal funds since December of 1997. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco for short periods of time.

     Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company's end of period ratio of loans to deposits, as of March 31, 1998, was 82.6%. Management believes that the Company's liquidity sources are adequate to meet its current operating needs and any additional needs that may be generated by lending activities. Because management believes that it has excellent sources of liquidity, it has been able to increase the Company's loan to deposit ratio and will continue to try to push it toward the 85% or higher level if liquidity permits and sound loans at acceptable spreads are available.

     Capital Base
     The capital base for the Company increased by $706,000 during the three months ended March 31, 1998 of which $601,000 was generated from profits, $109,000 was the result of exercised employee stock options and $4,000 was lost on the SFAB 115 mark to market adjustment on the "available-for-sale" portfolio. In March 1997, in conjunction with the formation of the holding company (Comstock Bancorp), the Company called outstanding warrants to purchase 103,400 shares of Common Stock at $7.73 per share. The warrant holders were given the option to accept similar but more restrictive warrants in Comstock Bancorp if approved by the shareholders of Comstock Bank at the annual meeting held on May 28, 1997. By the May 16, 1997 call date, 77,000 of the 103,400 shares were exercised. As a result of the conversion of Bank stock to Company stock on a 1 for 2 basis, the remaining warrants to purchase 26,400 shares of Bank stock were converted to warrants to purchase 52,800 shares of Bancorp stock at $3.86 per share. Such stock, when and if issued, will carry restrictions regarding its resalability.


     Capital Adequacy
     As of December 31, 1990, a regulatory risk-based capital adequacy standard became effective. The risk-based capital requirements were phased in over a period of two years with the final implementation effective on December 31, 1992. In addition, the regulatory agencies have continued the process of fine tuning the capital standards to meet their current policy objectives, and it is likely that the standards will undergo further change. The table below compares the risk-based capital ratios as of March 31, 1998 for Comstock Bank and Comstock Bancorp with December 31, 1992 minimum requirements:
                                      Comstock          Comstock    1992 Minimum
                                        Bank             Bancorp    Requirements
Tier I (core capital)                   10.72%            10.76%            4.0%
Total capital                           11.47%            11.50%            8.0%
Leverage ratio                           8.23%             8.34%            3.0%

                         COMSTOCK BANCORP AND SUBSIDIARY


     RESULTS OF OPERATIONS (Three Months Ended March 31, 1998 and 1997)

     The company earned $601,000 in the three months ended March 31,1998, an increase in post-tax earnings of 127.0% when compared to the $265,000 earned for the three months ended March 31, 1997. On a per share basis, earnings were $.14 through March 31, 1998 versus $.06 for the same period of 1997 (see exhibit (a) 11 for earnings per share computations). Return on average assets for the three months ended March 31, 1998 was 1.25% versus .73% for the same 1997 period. Return on average equity was 15.30% versus 8.12% in the 1997 comparable period.

     Management believes that the following items had the largest impacts on income for the three month period ended March 31, 1998:

         1. Lower interest rates on mortgage loans spurred an increase in mortgage refinancing as well as home buying. Real estate mortgage loan originations increased 90% to $45.4 million in the three months ended March 31, 1998 versus $23.9 million in the same 1997 period. In addition, the 1997 quarter was depressed by flooding in Reno.

         2. The increase in loan originations contributed to higher average loan balances outstanding providing an increase in both interest and loan fee income. For the first three months of 1998 the loan portfolio balance averaged $137.3 million compared to $99.5 for the same period of 1997.

         3. First quarter earnings were augmented by the receipt of `additional' interest from a development loan in the Company's portfolio. Under the terms of the loan, the Company collects normal interest payments plus an additional $2,100 for each lot the developer sells. In the first quarter 59 lots were sold, producing "additional interest" income of $123,900. In the first three months of 1997, 30 lots were sold, adding $63,000 in additional pre-tax income. As of March 31, 1998, 459 lots remain to be sold in the 811 lot project.

                           Loan Interest Income ($000)
                           Three months ended March 31
                                                                 1998       1997
                    Loan Interest Income                       $3,140     $2,287
                    Additional Interest Income                   $124        $63


         4. Non-interest rate related events also had a significant impact on net income. Non-interest income increased by $44,000 for the three months ended March 31, 1998 over the same period of 1997, as a result of increased deposit service charges generated by the addition of two branch locations in 1997, as a result of fees earned on a new accounts receivable servicing product and due to dividend income realized on various life insurance policies owned by the Bank.

              The Company committed a significant amount of resources for expansion in 1997. As a result of the new Galena and Sparks branches, the lease and remodel of the new operations center, and a partial remodel of the headquarters building, occupancy expenses rose $71,000 (47.3%), and furniture and equipment expenses rose $57,000 (47.0%) when comparing the three months ended March 31, 1998 to the same 1997 period. The deployment of capital for additional branches is a strategy that enhances the Company's deposit acquisition capability. Management believes that the Company needs a strong presence in northern Nevada to continue on the growth path of the recent past.

              As a precautionary measure, the Company provided $50,000 more to its loan loss reserve (Provision for Credit Losses) in the first three months of 1998 than it did in the same 1997 period, largely due to the increase in traditional commercial loans held in portfolio.

              Other operating expenses rose $42,000 (9.9%) in the three months ended March 31, 1998 over the same 1997 period. The increase was the result of amortization costs on software and data communication charges, both associated with the development of the Bank's in-house data processing functions. The Company committed a significant amount of resources for technological modernization in 1997. The Company successfully migrated from its computer service bureau to an in-house system in October, 1997. Deployment of electronic products and services has been scheduled for the next several quarters. An increase in legal costs also contributed to the increased expenses.

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

              Capital investments of nearly $2 million (including both branch expansion and technology) have an initial start-up period in which there are zero or negative returns. Because of the volume of such investments in 1997, management believes that the ROA and ROE are likely to be lower for the immediate future than they otherwise would have been and believes that the period of digestion is at least through the end of 1998.

     The following Interest Rate Sensitivity Analysis Table provides a picture of income and interest sensitivity for selected categories in a comparative format for the three month periods ended March 31, 1998 and 1997. The tables show the interest sensitive assets and liabilities, their yields, the difference in income, and the amount of the difference due to volume change, rate change, and the combination of volume and rate change.

                                                       COMSTOCK BANCORP
                             CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
                                               For the Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Rate/
                              (Unaudited)   Yield/      (Unaudited)      Yield/       Total         Volume       Rate        Volume
For Quarter Ended:           Mar. 31, 1998   Rate      Mar. 31, 1997      Rate        Change       Variance    Variance     Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income                     $3,199,626   9.42%        $2,287,005      9.29%     $912,621       $868,590     $31,911     $12,120
Loan Fees and
  Servicing Income                 941,998                   563,530                 378,467              -           -           -
                                   -------                   -------                 -------
  Total Loan, Servicing,
    And Fee Income               4,141,624  12.19%         2,850,535     11.58%    1,291,089              -           -           -
------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income                      124,953   5.28%           146,562      5.38%      (21,609)       (19,268)     (2,695)        354
Income from
  Investment Securities            364,494   5.72%           283,429      5.99%       81,065         98,404     (12,870)     (4,468)
Interest-Bearing
  Deposit Income                    24,084   6.55%            25,097      6.64%       (1,013)          (704)       (318)          9
                                    ------                    ------                  -------          -----       -----          -

  Total Investment Income          513,531   5.64%           455,088      5.81%       58,443         74,008     (13,388)     (2,177)
Trading Account Assets
  And Other Investments              8,658   4.36%               805      0.81%        7,853            796       3,550       3,508
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income         $3,713,157   8.58%        $2,742,093      8.42%     $971,064       $942,599     $18,523      $9,942
  Total Interest, Servicing,
    Fee, and Trading
    Account Income              $4,663,813  10.78%        $3,306,428     10.16%   $1,357,385              -           -           -

------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts            $457,002   3.35%          $342,484      3.28%     $114,518        105,325       7,030       2,162
  Time and Savings
    Deposits                     1,188,335   5.36%           867,467      5.16%      320,868        274,763      35,015      11,091
                                 ---------                   -------                 -------        -------      ------      ------
    Total Deposit
      Interest Expense           1,645,337   4.59%         1,209,951      4.44%      435,386        378,974      42,958      13,455
------------------------------------------------------------------------------------------------------------------------------------
BORROWED FUNDS:
  Other Borrowed Funds              91,949   6.22%                 0      0.00%      $91,949             $0          $0     $91,949
                                    ------                         -                 -------
    Total Interest Expense      $1,737,287   4.66%        $1,209,951      4.44%     $527,336       $444,615     $60,492     $22,229
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
-----------------------------
 DIFFERENTIAL                   $1,975,870   3.92%        $1,532,142      3.99%     $443,728       $497,983    ($41,969)   ($12,286)
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL                   $2,926,526   6.12%        $2,096,477      5.72%     $830,049              -           -           -
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

     The comparison of interest sensitive assets between the three month periods ended March 31, 1997 and 1998 shows higher yields in loan income both before fees and when fees are included. The yields on fed funds and mutual funds, on the investment portfolio and on interest bearing deposits are lower in the three month period ended March 31, 1998 than the same period of 1997. The comparison of interest sensitive liabilities for the three month periods show an increase in rates in all deposit accounts.

     For loan income the increase in the level of both commercial loans held in portfolio and the real estate loans held for sale resulted in a positive volume variance. For the three months ended March 31, 1998 compared to the same period of 1997, loan income increased $913,000 of which $869,000 was due to larger portfolio balances and $32,000 to increased yields ($124,000 of "additional interest" income discussed above contributed to the yield increase, the yield without the "additional interest" would have been 9.05%). Again, for this period, when loan fees and servicing income are factored in, the result is an increase of $1,291,000 in total loan, servicing and fee income. Because the Company is a large originator and seller of mortgage loans, fee income plays a major role in Company earnings, because when the Company sells loans, all of the deferred fee income on the sold loans is immediately recognized as income. Total loan and fee income yields increased from 11.58% to 12.19% in the three month period.

     Income from Fed Funds and Mutual Funds decreased by ($22,000) in the three month period ended March 31, 1998 over the same 1997 period. The decrease is the largely the result of reduced invested balances.

     Lower yields on Investment Securities combined with an increase in the invested balances netted the Company an increase of $81,000 for the three month period ending March 31, 1998 over the same 1997 period.

     Interest bearing deposits with other financial institutions showed lower yields and lower invested balances, which netted to a decrease of $1,000 in income for three month period.

     Overall, total investment income increased by 12.7% or $58,000 for the three month period as a result of increased invested balances in Investment Securities.

     The cost of interest sensitive liabilities was higher on all deposit accounts for the three month period ended March 31, 1998 over the same period of 1997 and was the result of an influx of deposits from the institutions acquired by out-of-state companies as well as the addition of two new branch offices. Increased deposit balances contributed to $379,000 of increased costs, while increased rates contributed to $43,000 of increased costs.

     In summary, on the asset side, larger loan and investment securities portfolio levels increased income by $967,000 in the three months ended March 31, 1998 over the same period of 1997. When fee income is included, the increase in income for total earning assets, in the three month period in 1998 over 1997 is $1,357,000. When the increased costs of deposits and other borrowed funds of $527,000 for the three month period is taken into account, the Company's net interest income differential, excluding servicing and fee income, increased $444,000. With fee income included, the net interest income differential increased $830,000 for the three month period ending March 31, 1998.

     Part II.

     Item 1.      Legal Proceedings.

                  The Company is subject to minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of management and the Company's counsel, except as discussed below, the disposition of these claims will not have a material adverse affect on the financial position of the Company.

                  The Company has been in litigation with Raymond B. Graber, II ("Graber") since 1991 as discussed in the Company's 10KSB filed March 20, 1998. In February, 1998, the District Court entered an order confirming in part, and vacating in part, the award of the arbitrator. The Court also indicated its intention of awarding Graber his attorneys' fees, and established a briefing schedule to address that issue. As of April 16, 1998, no judgment had been entered by the Court and no award of fees had been made. The Company has filed a notice of appeal from the District Court's order, and the Company's counsel anticipates that Graber will cross-appeal. Any resolution of the appeals will likely take at least 2 years. Although the outcome of this litigation cannot be predicted with precision, the Company's counsel believes that the Company's maximum exposure in the case is approximately $430,000, even assuming all of Graber's requested damages and attorneys' fees are awarded to him and that such a judgment is upheld on appeal.

     Item 2.      Changes in Securities.  None.

     Item 3.      Defaults Upon Senior Securities.  Not Applicable.

     Item 4.      Submission of Matters to a Vote of  Securities Holders.  None.

     Item 5.      Other Information.  Not applicable.

     Item 6. (a) Exhibits. The following exhibits are filed with or incorporated by reference into this Form 10-QSB (numbering corresponds to Exhibit Table in Item 601 of Regulation S-K):

               No.     Exhibit                                    Page
               ---     -------                                    ----
               11.     Computation of per share earnings           23
               27.     Financial Data Schedule                     24


                  (b) Form 8-K was filed on January 14, 1998. The Company announced that it has been granted authority by its Board of Directors to acquire up to 5% of the Company's outstanding common stock. The shares may be purchased at prevailing market prices from time to time during the twelve month period beginning December 22, 1997. The purchases are at management's discretion and will depend upon management's judgment of market conditions.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK BANCORP



         Date: April 29, 1998       /s/ Robert N. Barone
               --------------       --------------------
                                    Robert N. Barone,
                                    Chairman, CEO and Treasurer
                                    (Principal Accounting and Financial Officer)


         Date: April 29, 1998       /s/ Larry A. Platz
               --------------       ------------------
                                    Larry A. Platz,
                                    President and Secretary

                                COMSTOCK BANCORP
                                   EXHIBIT 11

                COMPUTATION OF CONSOLIDATED NET INCOME PER SHARE
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                           1998            1997
Net Income:                                              $600,748       $264,616

Net Income per Common Share (assuming no dilution):
   Weighted Avg. Shares Outstd.:                        4,430,168      4,238,918
   Basic Earnings per Share:                                $0.14          $0.06

Net Income per Common and Common Equivalent
Shares:
  Adjusted Weighted Avg. Number of Shares               4,910,602      4,628,296
Outstd. After Giving Effect to the Conversion
of Options and Warrants:
Diluted Earnings per Share:                                 $0.12          $0.06

                                COMSTOCK BANCORP
                                   EXHIBIT 27
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             FINANCIAL DATA SCHEDULE
                                                                  $ in Thousands

Cash and Due from Banks (Non-Interest Bearing)                          $13,428
Interest-bearing Deposits in Domestic Financial Institutions              1,489
Fed funds and Overnight Mutual Funds Sold                                11,044
Trading Account Securities                                                   11
Investment and Mortgage back Securities Held for Sale                    16,008
Investment and Mortgage back Securities Held to Maturity -
  Carrying Value                                                         10,068
Investment and Mortgage back Securities Held to Maturity -
  Market Value                                                           10,104
Loans                                                                   145,827
Allowance for Credit Losses                                               1,125
Total Assets                                                            209,860
Deposits                                                                186,474
Short-term borrowings                                                         0
Other Liabilities                                                         1,082
Long-term debt                                                            6,000
Preferred stock - mandatory redemption                                        0
Preferred stock - no mandatory redemption                                     0
Common Stock                                                                 45
Other Stockholders Equity                                                16,258
Total Liabilities and Stockholders Equity                               209,860
Interest and Fees on Loans                                                4,142
Interest and Dividends on Investments                                       373
Other Interest Income                                                       149
Total Interest Income                                                     4,664
Interest on Deposits                                                      1,645
Total Interest Expense                                                    1,737
Net Interest Income                                                       2,927
Provision for Loan Losses                                                   110
Inestment Securities Gains/Losses                                            (8)
Other Expense                                                             2,146
Income/Loss Before Income Tax                                               795
Income/Loss Before Extraordinary Items                                      795
Extraordinary Items, Less Tax                                                 0
Cumulative Change in Accounting Principles                                    0
Net Income or Loss                                                          601
Earnings Per Share - Primary                                                .14
Earnings Per Share - Fully Diluted                                          .12
Net Yield - interest earning assets - actual                              8.60%
Loans on Non-accrual                                                      2,572
Accruing Loans past due 90 Days or More                                       0
Troubled Debt Restructuring                                                  13
Potential Loan Problems                                                       0
Allowance for Loan Losses - Beginning of Period                           1,076
Total Charge-Offs                                                            61
Total Recoveries                                                              0
Allowance for Loan Losses - End of Period                                 1,125
Loan Loss Allowance allocated to Domestic Loans                           1,125
Loan Loss Allowance allocated to Foreign Loans                                0
Loan Loss Allowance - Unallocated                                             0