Form 10QSB
period 1998-06-30
COMSTOCK BANCORP
filed 1998-08-12
CIK 1035733

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998
                                       or

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

As of July 27, 1998: Common Stock - Authorized 15,000,000 shares at $0.01 par value; issued and outstanding - 4,475,618


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item
Number                                                                      Page
                         PART I - FINANCIAL INFORMATION

1.       Financial Statements

         Consolidated Statements of Condition
                  June 30, 1998 and December 31, 1997... ......................4

         Consolidated Statements of Income
                  Three and six months ended June 30, 1998 and 1997............5

         Consolidated Statements of Changes in Stockholders' Equity
                  For the periods ended June 30, 1997, December 31, 1997, and
                  June 30, 1998................................................6

         Consolidated Statements of Cash Flows
                  Three months ended June 30, 1998 and 1997....................7

         Notes to Consolidated Financial Statements............................8

2.       Management's Discussion and Analysis of Financial Condition and Results
         of Operations .......................................................11


                           PART II - OTHER INFORMATION

1.       Legal Proceedings ...................................................25

2.       Changes in Securities ...............................................25

3.       Defaults Upon Senior Securities .....................................25

4.       Submission of Matters to a Vote of Securities' Holders...............25

5.       Other Information ...................................................25

6.       Exhibits and Reports on Form 8-K.....................................26

Signatures ...................................................................27

Part I.           Financial Information

Item I.           Financial Statements

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CONDITION
                    As of June 30, 1998 and December 31, 1997
                             (Dollars in Thousands)
                                                         (Unaudited)   (Audited)
                                                          June 30,      Dec. 31,
                                                            1998          1997
Assets:
Cash and Due from Banks (Non-Interest Bearing)              $10,621      $9,464
Fed Funds and Overnight Mutual Funds Sold                     7,439       9,853
Interest-bearing Deposits in Domestic
  Financial Institutions                                      1,262       1,492
Trading Account Securities                                       10          12
Securities Available for Sale                                17,204      14,218
Securities Held to Maturity (market value of $9,496
  and $10,632 at June 30, 1998 and December 31, 1997)         9,461      10,636

Federal Home Loan Bank Stock                                    819         788

Loans Held for Sale                                          19,068      13,946
Loans (Net of Deferred Fees)                                131,581     122,235
  Less:  Allowance for Credit Losses                          1,270       1,076
                                                              -----       -----
   Net Loans                                                149,379     135,105
                                                            -------     -------

Premises and Equipment                                        7,350       7,710
Other Real Estate Owned                                           5           8
Accrued Interest Receivable                                   1,059         989
Other Assets                                                  4,959       4,423
                                                              -----       -----

  TOTAL ASSETS                                              209,569     194,698
                                                            =======     =======

Liabilities and Stockholders' Equity:
Deposits:
  Demand Deposits (Non-Interest Bearing)                    $31,655     $32,299
  Savings, Money Market and NOW Accounts                     67,316      60,917
  Time Deposits Under $100,000                               52,987      50,944
  Time Deposits $100,000 and Over                            32,741      27,642
                                                             ------      ------
    Total Deposits                                          184,699     171,802
                                                            -------     -------

Line of Credit Payable                                        6,000       6,000
Accrued Interest Payable                                        316         321
Accounts Payable and Accrued Expenses                           756         876
Income Taxes Payable                                            327         102
                                                                ---         ---
  TOTAL LIABILITIES                                         192,098     179,101
                                                            -------     -------

Stockholders' Equity:
Common Stock-$0.01 par value, 15,000,000 shares
  authorized; 4,475,618 and 4,421,668 shares issued
  and outstanding on June 30, 1998 and December 31,
  1997 (1)                                                       45          44
Paid-in Surplus (1)                                           9,096       8,908
Accumulated Other Comprehensive Income:
  'Unrealized Gain (Loss) on Securities Available for Sale,
  Net of Applicable Deferred Income Taxes                       (18)         17
Retained Earnings                                             8,347       6,628
                                                              -----       -----
  TOTAL STOCKHOLDERS' EQUITY                                 17,471      15,597
                                                             ------      ------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $209,569    $194,698
                                                           ========    ========

         (1) Adjusted for two for one share exchange and for change in par from $.50 to $.01 on June 16, 1997. [See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1998 and 1997
                 (Dollars in Thousands except per share amounts)

                                                                                                     Three Months     Three Months
                                                                    (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
                                                                  June 30, 1998     June 30, 1997   June 30, 1997    June 30, 1997
   Interest Income:
     Interest and Fees on Loans                                          $9,228            $6,208          $5,087           $3,357
     Interest on Investments and Trading Securities:
        Taxable                                                             561               523             272              293
        Exempt from Federal Income Tax                                      193               121             110               67
     Interest on Fed Funds Sold                                             241               254             116              108
     Interest on Deposits with Banks                                         47                49              22               24
                                                                             --                --              --               --
       Total Interest Income                                             10,270             7,155           5,607            3,849
                                                                         ------             -----           -----            -----

   Interest Expense:
     Interest on Deposits                                                 3,384             2,540           1,739            1,330
     Interest on Line of Credit                                             185                 0              93                0
                                                                            ---                 -              --                -
       Total Interest Expense                                             3,569             2,540           1,832            1,330
                                                                          -----             -----           -----            -----

   Net Interest Income                                                    6,701             4,615           3,775            2,519
   Provision for Credit Losses                                              260               120             150               60
                                                                            ---               ---             ---               --
     Net Interest Income after Credit Loss Provision                      6,441             4,495           3,625            2,459
                                                                          -----             -----           -----            -----

   Non-Interest Income:
     Service Charges on Deposit Accounts                                    157               136              80               69
     Gain/(Loss) on Sale of Investment Securities                            (8)               (3)              0                0
     Gain/(Loss) on Sale of Trading Securities                               18               (10)             18              (11)
     Other Income                                                           272                46             216               31
                                                                            ---                --             ---               --
       Total Non-Interest Income                                            439               169             314               89
                                                                            ---               ---             ---               --

   Non-Interest Expense:
     Salaries and Employee Benefits                                       2,682             2,099           1,405            1,036
     Occupancy Expense                                                      451               334             230              183
     Furniture and Equipment Expense                                        362               261             185              141
     Other Operating Expenses                                             1,030             1,005             560              578
                                                                          -----             -----             ---              ---
       Total Non-Interest Expense                                         4,526             3,699           2,380            1,938
                                                                          -----             -----           -----            -----

   Income before Taxes                                                    2,354               965           1,559              610

   Provision for Income Taxes                                               635               270             440              179
                                                                            ---               ---             ---              ---

     NET INCOME                                                          $1,719              $696          $1,119             $431
                                                                         ======              ====          ======             ====

     Basic Earnings per Share (1)                                         $0.39             $0.16           $0.25            $0.10
                                                                          =====             =====           =====            =====
     Diluted Earnings per Share (1)                                       $0.35             $0.15           $0.23            $0.09
                                                                          =====             =====           =====            =====

   Other Comprehensive Income, Net of Tax:
     Unrealized Gains/(Losses) on Securities:
       Unrealized Holding Gains/(Losses) Arising During Period             ($38)             ($13)           ($33)             $25
       Less: Reclassification for Gains/(Losses) Incl. in Income              3                11               2                9
                                                                              -                --               -                -
   Other Comprehensive Income                                              ($35)              ($2)           ($31)             $34

     Comprehensive Income                                                $1,684              $694          $1,088             $465
                                                                         ======              ====          ======             ====

     Other Comprehensive Income Basic Earnings per Share (1).             $0.38             $0.16           $0.24            $0.11
                                                                          =====             =====           =====            =====
     Other Comprehensive Income Diluted Earnings per Share (1).           $0.34             $0.15           $0.22            $0.10
                                                                          =====             =====           =====            =====

   (1) Adjusted for two for one share exchange on June 16, 1997.

         [See accompanying notes to financial statements and Exhibit A-
                      Computation of earnings per share.]

                                COMSTOCK BANCORP
                           CONSOLIDATED STATEMENTS OF
                       CHANGES IN STOCKHOLDERS' EQUITY For
                      Periods Ended June 30, 1997, December
                           31, 1997, and June 30, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        Accumulated
                                                                           Retained        Other            Total
                                                  Common      Paid-in       Earnings   Comprehensive   Stockholders'   Comprehensive
                                                Stock (1)   Surplus (1)    (Deficit)       Income           Equity         Income

Balances, December 31, 1996                          $42       $8,184        $4,792         ($9)           $13,009
  Net Income                                                                    696                            696           $696
  Sale of Common Stock                                 2          714                                          716
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on Securities,
    Net of Reclassification Adjustment                                                       (2)                (2)            (2)
                                                ------------------------------------------------------------------------------------
                See Disclosure (a) Below
Balances, June 30, 1997                              $44       $8,898        $5,488        ($11)           $14,419           $694
  Net Income                                                                  1,140                          1,140          1,140
  Sale of Common Stock                                             10                                           10
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on Securities,
    Net of Reclassification Adjustment                                                       28                 28             28
                                                ------------------------------------------------------------------------------------
                See Disclosure (b) Below
Balances, December 31, 1997                          $44       $8,908        $6,628         $17            $15,597         $1,862
  Net Income                                                                  1,719                          1,719          1,719
  Sale of Common Stock                                 1          189                                          190
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on Securities,
    Net of Reclassification Adjustment                                                      (35)               (35)           (35)
                                                ------------------------------------------------------------------------------------
                See Disclosure (c) Below
Balances, June 30, 1998                              $45       $9,097        $8,347        ($18)           $17,471         $1,684
                                                     ===       ======        ======        =====           =======         ======

(1) Adjusted for two for one stock exchange and change in par from $.50 to $.01 on June 16, 1997.


(a) Disclosure of reclassification amount:
  Unrealized holding gains arising during period                           ($13)
  Less: reclassification adjustment for gains included in net income         11
Net unrealized gains on securities                                          ($2)

(b) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                           $30
   Less: reclassification adjustment for gains included in net income        (2)
Net unrealized gains on securities                                          $28

(c) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                          ($38)
   Less: reclassification adjustment for gains included in net income         3
Net unrealized gains on securities                                         ($35)

[See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 1998 and 1997
                             (Dollars in Thousands)

                                                                                                    (Unaudited)          (Unaudited)
                                                                                                   June 30, 1998       June 30, 1997
       Cash Flows from Operating Activities:
         Net Income                                                                                    $1,719                  $696
         Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
           Provision for Credit Losses                                                                    260                   120
           Depreciation and Amortization                                                                  541                   311
           Net (Gain) Loss on Sale of Available For Sale Securities                                        11                    (3)
           Net (Gain) Loss on Sales of Trading Securities                                                   0                    10
           Purchases of Trading Securities                                                                  0                     0
           Proceeds from Sales of Trading Securities                                                        2                     1
           Amortization of Servicing Asset                                                                  0                   (13)
           Increase/(Decrease) in Deferred Taxes Due to Change in
            Unrealized Gain or Loss on Securities Available for Sale                                      (18)                    1
         Net (Increase) Decrease in:
             Accrued Interest Receivable                                                                  (70)                  (10)
             Other Assets                                                                                (537)               (1,568)
             Loans Held For Sale                                                                       (5,122)                1,070
         Net Increase (Decrease) in:
             Accrued Interest Payable                                                                      (5)                    4
             Accounts Payable and Accrued Expenses                                                       (120)                 (165)
             Income Taxes Payable                                                                         225                    76
                                                                                                          ---                    --

         Net Cash Provided/(Used) by Operating Activities                                             ($3,113)                 $530

       Cash Flows from Investing Activities:
         Net Change in Interest-Bearing Deposits in Domestic
           Financial Institutions                                                                         230                   103
         Proceeds from Sales of Available for Sale Securities                                           1,613                   676
         Proceeds from Maturities of Available for Sale Securities                                      4,547                   340
         Purchases of Available for Sale Securities                                                    (9,185)               (3,511)
         Proceeds from Maturities of Held to Maturity Securities                                        1,262                 1,545
         Purchases of Held to Maturity Securities                                                         (68)               (5,629)
         Net Change in Loans Held to Maturity                                                          (9,551)              (19,528)
         Purchases of Premises and Equipment, Net                                                         (49)               (1,272)
         Purchase of FHLB Stock                                                                           (31)                  (45)
                                                                                                          ----                  ----

         Net Cash Provided/(Used) by Investing Activities                                            ($11,232)             ($27,321)

       Cash Flows from Financing Activities:
         Net Change in Demand, Savings, NOW
           and Money Market Accounts                                                                    5,755                 8,924
         Net Change in Time Deposits                                                                    7,143                11,359
         Proceeds on Line of Credit Payable                                                                 0                    15
         Payments on Line of Credit Payable                                                                 0                     0
         Proceeds from Sale of Common Stock, Net                                                          190                   716
         Cash Dividends Paid                                                                                0                     0
                                                                                                            -                     -

         Net Cash Provided/(Used) by Financing Activities                                             $13,088               $21,014

       Increase (Decrease) in Cash and Equivalents                                                     (1,257)               (5,778)
       Cash and Equivalents:
         Beginning of Period                                                                           19,317                20,331
                                                                                                       ------                ------
         End of Period                                                                                $18,060               $14,553
                                                                                                      =======               =======

       [See accompanying notes to financial statements.]

Comstock Bancorp
Notes to Condensed Consolidated Financial Statements


1.    ACCOUNTING POLICIES

     Comstock Bancorp (the "Company") is a bank holding company formed in 1997, which became the parent company of Comstock Bank (the "Bank") on June 16, 1997 through a tax-free exchange of shares of the Bank for shares of the Company. The Company's primary holding is Comstock Bank. The Bank provides its range of services primarily to businesses and individuals in the northern Nevada area, with some commercial lending in the Las Vegas market. The Bank's principal activities include residential lending and commercial and retail banking. References to the Company include the Bank unless otherwise noted.

     The accompanying unaudited consolidated financial statements have been prepared in condensed format and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been reflected in the financial statements. The Company believes the disclosures herein are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Comstock Bancorp's Annual Report to shareholders for the fiscal year ended December 31, 1997 which is included in the Company's Registration Statement on 10-KSB dated March 6, 1998 (Commission File No. 0-22391). The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three and six months ended June 30, 1998. .


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

     All earnings per share data in this report reflect the adoption of this statement.


4.    COMPRESHENSIVE INCOME

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

     This financial statements in this report include the adoption of this statement.


5.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits" (SFAS 132). The statement is effective for fiscal years beginning after December 15, 1997. The statement is intended to revise current disclosure requirements. It standardized the disclosure requirements for these plans to the extent possible, and it requires additional information about changes in the benefit obligations and the fair value of plan assets. It does not change the measurement or recognition of standards for these plans.

     The Company does not anticipate that adoption of SFAS 132 will have a material effect on the Company's disclosures to the financial statements.


6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133). The standard is effective for fiscal years beginning after June 15, 1999. Earlier adoption is allowed at the beginning of any fiscal quarter after the release of the statement. The standard establishes accounting and reporting for derivative financial instruments and for hedging activities. It requires that all derivatives be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. The standard allows for a one-time transfer of securities (Mulligan Rule) from the Held to Maturity Portfolio to the Available for Sale or Trading Portfolios without the penalties imposed by FASB 115, "Accounting for Certain Investments in Debt and Equity Securities". The transfer is allowed at the date of initial application of the standard.

     The Company does not currently engage in the hedging activities or in the acquisition of derivative instruments as defined in SFAS 133 and therefore does not anticipate any financial statement adjustments from this statement. Management is in the process of evaluating the securities portfolio and may take advantage of the one-time transfer of securities from the Held to Maturity Portfolio to the Available for Sale or Trading Portfolios if deemed appropriate and within the objectives of the investment policies and strategies.

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

     Economic Conditions and Real Estate Risk. The Company's lending operations are concentrated in northern Nevada. The Company also makes loans in southern Nevada. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions prevailing in these regions. If economic conditions in these regions deteriorate, the Company may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, the Company's ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy of previously made forward-looking statements.

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

     Expansion Plans. The Company has made a substantial investment in facilities, computer hardware and computer software in anticipation that demand for the resulting products and services will materialize. There is no guarantee that the new products and services offered will be accepted or that the technology purchased will not become obsolete prior to the Company's realization of a positive return on its investment. As a result, unanticipated changes in technology, or a misreading of customer demands for products and services, could affect the anticipated return on infrastructure investment.

     Financial Condition

     As of June 30, 1998, the Company's assets had grown from $194.7 million (measured as of December 31, 1997) to $209.6 million, an increase of $14.9 million. Using average assets rather than end of period figures, growth was $9.4 million, from an average of $190.2 million in December of 1997 to an average of $199.6 million in June of 1998. Management believes that the average asset measures are more indicative of asset size because of the large volume of mortgage loan closings, which occur during the last few days of each month. In addition, several title company clients' deposits swell the last few days of the month, as loan closings tend to be concentrated near month's end.

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

     Overall, loan volume (both real estate and commercial) increased from $72.9 million of loan originations representing 493 loans in the three months ended June 30, 1997 to $83.2 million representing 543 new loan originations in the three months ended June 30, 1998, a 14.1% increase in dollar volume and a 10.1% increase in number of loans. For the six month period ended June 30, 1998, loan originations increased to $159 million representing 1,003 loans from $120.3 million representing 733 loans in the same 1997 period. Management believes that the higher number of loans and higher dollar volume of 1998 versus the same 1997 period is partly due to the severe weather conditions in early 1997, which included an unusually hard winter as well as substantial flooding. (The flooding was so severe in early January, 1997, that there was a federal disaster declaration. Such a declaration for the area had never happened in the Company's history.) Management also believes that the increase in the number and dollar volume of loans in the first six months of 1998 is a result of four factors: 1) lower interest rates on mortgage loans, 2) an enhanced consumer interest in refinancing of mortgage loans, 3) continued growth in the area's non-gaming economic activity and 4) the internal implementation of enhanced automated underwriting and credit scoring programs.

      Throughout 1997 and in the first six months of 1998, northern Nevada community financial institutions experienced large liquidity increases. Management believes that recent acquisitions of Nevada financial institutions by large out-of-state institutions has created a significant opportunity for local institutions, including the Company, to lure deposit customers away from the acquired institutions. As a result of the large liquidity infusion at local community oriented financial institutions, competition for commercial loans caused downward pressure on the Bank's interest margins and fee structures. Furthermore, management has been reluctant to lower traditional underwriting guidelines by reducing prices and terms to higher risk credits, a practice it sees at the other local community financial institutions with excess liquidity. Management believes that its posture on this issue will pay off in the long-term.

     The Northern Nevada Real Estate Division originated 367 loans for a dollar volume of $51.0 million in the three months ended June 30, 1998 compared to 241 loans for a dollar volume of $35.4 million in the same period of 1997. For the six month period ended June 30,1998, the Northern Nevada Real Estate Division originated 681 loans for a dollar volume of $96.4 million compared to 426 loans at a dollar volume of $61.2 million in the same 1997 period. In April 1997, the Company closed the Las Vegas real estate office due to high personnel turnover and low lending volumes.

     According to public records, mortgage loan volume in Washoe County increased from $42.2 million in the first six months of 1997 to $66.3 million through the first six months of 1998, the Company's market share fell from 6.8% to 5.4% as it fell from fourth to fifth position. In Carson City, over the same six months, volume rose by 52.7 % to $11.3 million from $7.4 million in the first six months of 1997. The Company's market share decreased from 11.5% to 8.6% while maintaining its second place position in the market.


                      Total Residential Real Estate Lending

Three Months                    ---Number---                Volume (Mill $)
   Ended                 1998    1997       1996      1998       1997      1996
                         ----    ----       ----      ----       ----      ----

March 31                  314     185        349   $  45.4    $  25.8   $  44.9
June 30                   367     241        327     $51.0    $  35.4   $  44.4
September 30              N/A     261        289       N/A    $  36.2   $  39.4
December 31               N/A     280        281       N/A    $  42.8   $  41.5
                          ---     ---        ---      ----    -------   -------
       Total              681     967      1,246     $96.4     $140.2    $170.2


     The Commercial Division originated 176 loans for $32.1 million in the three months ended June 30, 1998 versus 252 loans for $37.6 million in same 1997 period. For the six month period ended June 30, 1998 the Commercial Division originated 322 loans for $62.6 million versus 307 loans for $59.3 million in the same 1997 period. Despite the closure of the Las Vegas real estate office, the commercial loan department continues to make commercial real estate loans in the Las Vegas market as a result of continuing relationships with borrowers, referrals, and as an overline lender with small commercial banks in Las Vegas.

      For the month of June, 1998, the average balance of the Company's loan portfolio was $151 million and represented an average loan/deposit ratio in excess of 85.2%. The average balance for the same year earlier period was $112 million representing an average loan/deposit ratio of 78.6%. The increase in the level of loans in the Company's loan portfolios caused loan interest income to increase $2.1 million (41.6%) in the six months ended June 30, 1998 and by $1.2 million (45.0%) for the three months ended June 30, 1998 as compared to the same 1997 periods, despite falling net interest margins.

     Management has noted that the larger banks in the state have begun intense lending campaigns. This was in contrast to the withdrawal of the large banks from the lending marketplace in the recession in the early part of the decade. In addition, management notes that other smaller institutions and some larger out of state institutions have entered the northern Nevada mortgage market. Norwest Mortgage, not a significant player in northern Nevada in 1994, is now the dominant mortgage lender with 12.4% of the Washoe County market in the first six months of 1998, more than twice the market share of the number two player. In Carson City, Norwest was not a market share leader as late as early 1997. But, in the first six months of 1998, Norwest controlled 10.4% of the Carson City market, significantly ahead of the 8.6% market share held by the Company. Such an increase in competition has had a negative impact on the mortgage lending growth rates, and also on the profit margins for these loans. In the third quarter of 1997, management began to implement technologies such as online underwriting and credit scoring, which will significantly speed up the application, approval, and funding times in the real estate department. Management believes that the technologies will improve its competitiveness in the marketplace by allowing very rapid loan approvals, perhaps even in the field at time of first contact with the client and by attracting realtor business by reducing the waiting time for the realtor commission. The new technologies will also allow the process to be less people intensive, thereby reducing costs for the Company which will show up either directly to the bottom line, or in the form of higher volume if the cost savings are passed on. Nevertheless, because the Company must sell the mortgages in the secondary market, it generally cannot compete on a price basis with the large national mortgage banking enterprises that can charge lower prices and put the mortgages into their portfolios.

     Late in the first quarter of 1996, mortgage interest rates began to fall and continued lower until February, 1997. This stimulated residential mortgage activity. Loan origination volumes are dependent on interest rate levels and an escalation of rates could adversely impact Company profits. Rates began to increase in the first quarter of 1997 as speculation that the Federal Reserve would increase the federal funds rate. In late March, 1997, the Federal Reserve did increase the federal funds rate by 25 basis points, causing a similar rise in interest rates all along the yield curve. However, because inflation has remained benign, market interest rates, especially at the long end of the maturity spectrum of the yield curve, fell throughout the summer months, increasing demand for mortgage loans on the national level. Since the "Asian Crisis" last fall, inflation has remained benign. While the federal funds rate, administered by the Federal Reserve, has remained steady, rates along the remainder of the yield curve have fallen. The major impact of this on the Company has been a refinance boom in the mortgage markets, which began last fall and has continued through the first six months of 1998. The Company's mortgage business benefited from such lower rates as described above.

     In order to mitigate the possibility of adverse impacts from interest rate movements, management has significantly expanded the Company's loan portfolios with interest sensitive assets. This is an effort to provide the Company a more stable income base. The strategy is that when interest rates rise and loan volume declines in the mortgage business, income on the loan portfolio will rise to offset the mortgage business decline. On the other hand, if rates fall, the lower interest income from the loan portfolio will be offset by rising loan volume and fee income in the mortgage business. In the current environment since the national prime lending rate appears to be based on the federal funds rate and the Company moves its prime rate in response to competition, and since the Federal Reserve has not reduced the federal funds rate despite the downward shift in the yield curve, the Company's interest income has continued to grow. A reduction in the federal funds in the future will negatively impact loan interest income.

     Asset Quality
     The Company's asset quality is often measured by its delinquencies and non-performing assets. As of June 30, 1998 the Company had non-performing (non-accruing) loans of approximately $2.5 million, comprised of two fully secured construction and development loans. One of the fully secured construction loans had been in the hands of the bankruptcy court. The
     Company was permitted to complete foreclosure in July of 1998 and transferred $1.52 million to "Other Real Estate Owned". The Company is in the process of formulating a plan of liquidation for these thirteen single-family homes. The Company had loans past due 90 days or more that were still accruing of $74,000. As of June 30, 1998, the Company had an interest in one additional property, with a current book value of $5,000, taken as repayment on a loan. This asset is also designated as "Other Real Estate Owned" property. In the same period of 1997, the Company carried the same loan at a book value of $8,000.

     As of June 30, 1997, the Company had non-performing (non-accruing) loans of approximately $2.6 million, comprised of the same two fully secured construction and development loans. At that time, the Company also had $13,000 of loans past due 90 days or more that were still accruing.

     Deposit Volumes
     As of June 30, 1998, the Company's deposit base had grown from $171.8 million (measured as of December 31, 1997) to $184.7 million, an increase of $12.9 million (7.5%). Using average balances rather than end of period figures, deposits grew $9.0 million (5.4%), from an average of $167.0 million in December, 1997 to $176.0 million in June, 1998. The increase is partially attributed to the addition of a fourth full service branch location in February of 1997, a fifth full service branch location in July of 1997, the continued influx of deposits transferred from the branches of financial institutions announcing large mergers, and non-gaming economic growth. Management believes the deposit base will continue to grow for two reasons: 1) the continued non-gaming economic growth in the northern Nevada region and 2) management's strategic goal of marketing to small business clients.

     Based on information available from the Nevada State Demographer and internal Company population forecasts, the Company's Washoe County (Reno) deposit service area is estimated to have grown by 2.2% in 1997 to 313,575 persons and is expected to continue to grow at a compounded annual rate of 2.1% through the millenium to 333,895 people. Growth rates are forecast at 1.9% for the first five years of the next decade. The Company's Carson City deposit service area is estimated to have grown by slightly more than 3.0% in 1997 to an estimated population of 50,387 and is forecast to grow at just under 3% through the millenium and at a 2.3% compounded annual growth rate for the first five years of the next decade.

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


     Liquidity
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash, short-term investments and lines of credit from other financial institutions are the Company's primary sources of asset liquidity. As a result of its loan and deposit growth, the Company's liquidity, as measured by the ratio of cash, overnight investments less required reserves to total liabilities, stood at 22.0% as of June 30, 1998, a decrease from 25.1% on June 30, 1997. The investment portfolio is a principal source of secondary asset liquidity as is the ability to borrow from the Federal Home Loan Bank of San Francisco (see Borrowing Capacity below).

     The FASB's accounting rules, beginning in 1994, required the Company to mark to market a portfolio that could be sold prior to maturity. Management believes that this accounting policy, known as SFAS 115, has skewed, and will continue to skew, Company investments toward the very short end of the maturity spectrum in order to prevent large fluctuations in the value of the "available-for-sale" portfolio. This has and will continue to result in overall investment portfolio yields that are lower than they otherwise would have been in the absence of the SFAS 115 rules. The Company's "available-for-sale" portfolio consists of $3.0 million in U.S. Treasury and Agency securities with various maturities of nine years or less, $7.5 million in mortgage-backed securities (non-derivative types), $6.7 million in tax exempt municipal bonds and $819,000 in Federal Home Loan Bank stock. Management estimates that the duration of the "available-for-sale" portfolio was approximately 2.35 years on June 30, 1998. Management believes the investments in the "available-for-sale" portfolio should be of short duration so that "interest rate risk" is low and capital fluctuations, as a result of the mark to market requirements of SFAS 115, are manageable in the volatile interest rate environment in which the
     Company is operating. As of December 31, 1997, the value of the "available-for-sale" portfolio was $25,000 above its book value. As of June 30, 1998, the market value of the "available-for-sale" portfolio was $28,000 below book value.

     The Company also has a $9.5 million book value portfolio of "held-to-maturity" securities as defined by SFAS 115. These securities cannot be sold in the normal course of business and must be held to maturity. Management is reviewing this portfolio under the recent release of SFAS 133 and may transfer securities to the "available-for-sale" portfolio under the one-time transfer option. As of June 30, 1998, management estimates that the duration of the portfolio was approximately
     2.0 years. The market value was $36,000 above book value. In contrast, at December 31, 1997, the book value of this portfolio was $10.6 million with an unrealized loss of $4,000.


     Borrowing Capacity
     The Company maintains a secured line of credit at the Federal Home Loan Bank of San Francisco (FHLB) which is available for up to 30% of the Company's assets. As of June 30, 1998, the Company had collateralized this line with loans and securities giving the Bank approximately $24 million of borrowing capacity. As of June 30, 1998, there was an outstanding draw of $6 million on the FHLB line, $3 million with a maturity in September of 2000 and $3 million with a maturity in January of 2000, leaving $18 million in unused borrowing capacity. There were no outstanding draws on these lines as of June 30, 1997. The Company also has a $2.5 million line of credit with Union Bank of California to meet short term funding requirements. This line has a $200,000 compensating balance. The Company also has a $30,000 line of credit with InterWest Bank for the cash requirements of the holding company. As of June 30, 1997, there was $15,000 outstanding on the InterWest Bank on line. There were no outstanding draws on the InterWest line as of June 30, 1998. Both the FHLB and Union Bank of California are routinely used for the purchase or sale of overnight Federal funds. Pacific Coast Bankers Bank has also been utilized for the sale of Federal funds since December of 1997. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco for short periods of time.

     Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company's end of period ratio of loans to deposits, as of June 30, 1998, was 85.2%. Management believes that the Company's liquidity sources are adequate to meet its current operating needs and any additional needs that may be generated by lending activities. Because management believes that it has excellent sources of liquidity, it has been able to increase the Company's loan to deposit ratio and will continue to try to maintain the 85% level or higher if liquidity permits and sound loans at acceptable spreads are available.

     Capital Base
     The capital base for the Company increased by $1,874,000 during the six months ended June 30, 1998 of which $1,719,000 was generated from profits, $190,000 was the result of exercised employee stock options and $35,000 was lost on the SFAB 115 mark to market adjustment on the "available-for-sale" portfolio. In March 1997, in conjunction with the formation of the holding company (Comstock Bancorp), the Company called outstanding warrants to purchase 103,400 shares of Common Stock at $7.73 per share. The warrant holders were given the option to accept similar but more restrictive warrants in Comstock Bancorp if approved by the shareholders of Comstock Bank at the annual meeting held on May 28, 1997. By the May 16, 1997 call date, 77,000 of the 103,400 shares were exercised. As a result of the conversion of Bank stock to Company stock on a 1 for 2 basis, the remaining warrants to purchase 26,400 shares of Bank stock were converted to warrants to purchase 52,800 shares of Bancorp stock at $3.86 per share. Such stock, when and if issued, will carry restrictions regarding its resalability.

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
                                       Comstock          Comstock   1992 Minimum
                                         Bank             Bancorp   Requirements
Tier I (core capital)                   11.12%            11.01%            4.0%
Total capital                           11.94%            11.81%            8.0%
Leverage ratio                           8.39%             8.54%            3.0%


     Year 2000 Compliance

     The Company has in place a major Year 2000 Compliance project, which has adopted the FFIEC's Year 2000 Readiness Date Guidelines. The Company has taken a proactive and aggressive stance to ensure internal Year 2000 readiness. The Company has implemented a strategic plan to assure that all of its systems (hardware, software and networks) and their interfaces will be Year 2000 compliant. The Company's approach has been to limit the impact of processing date/time data, from into and between the years 1999 and 2000 upon its mission critical areas of operation, upon its customers, and to improve the ways in which it serves them. The Company's Y2K efforts are performing satisfactorily in all key phases of the Year 2000 project management process as set forth in the FFIEC's Interagency Statements on the Year 2000. The Company, having completed the Assessment Phase of its Y2K Project Plan, is currently in the Renovation Phase, and progressing on the Testing Phase of the required regulatory timelines. Although written testing plans for every system due 6/30/98 are not fully completed, a successful Y2K test simulation of the Company's primary mainframe systems including deposit, loan and general ledger application has been performed utilizing complete 12/31/97 year-end data as if it were 12/31/99 data rolling to the Year 2000. As of July 15, 1998 approximately 80% of the written testing methodologies for the Company's critical systems have been completed. The Company should have its complete written testing methodologies in place by August of 1998. Management is confident that Y2K testing of all systems deemed critical will be completed by 12/31/98. The Company's board and senior management recognize and understand Year 2000 issues, risks, and opportunities and are active in overseeing corrective and improvement efforts.

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

     Management has estimated the total cost of its Y2K at $876,000 with $282,000 remaining to be incurred on the project through March 31, 2000. This figure does not include the purchase of hardware or software for items identified in the testing phase as needing renovation or replacement.

                         COMSTOCK BANCORP AND SUBSIDIARY


     RESULTS OF OPERATIONS (Three and Six Months Ended June 30, 1998 and 1997)

     The Company earned $1,719,000 in the six months ended June 30,1998, an increase in post-tax earnings of 147% when compared to the $696,000 earned for the six months ended June 30, 1997. For the three month period ended June 30, 1998, the Company earned $1,119,000, an increase of $688,000 or 159.6% over the same period of 1997. On a basic per share basis, earnings were $.39 through June 30, 1998 versus $.16 for the same period of 1997 (see exhibit (a) 11 for earnings per share computations). For the second quarter of 1998 the basic earnings per share were $.25 versus $.10 for the second quarter of 1997. Return on average assets for the six months ended June 30, 1998 was 1.74% versus .92% for the same 1997 period. Return on average equity was 21.04% versus 10.36% in the 1997 comparable period.

     Management believes that the following items had the largest impacts on income for the three and six month periods ended June 30, 1998:

         1. Lower interest rates on mortgage loans spurred an increase in mortgage refinancing as well as home buying. Real estate mortgage loan originations increased 44% to $51.0 million in the three months ended June 30, 1998 versus $35.4 million in the same 1997 period. In the six month period ended June 30, 1998, mortgage loan originations increased by 57.5% to $96.4 million versus $61.2 million the six month period of 1997. Assuming a continuation of the current interest rate environment (i.e., the Federal Reserve does not tighten monetary policy by raising interest rates) management believes that it is possible for 1998 to be the highest mortgage origination year in the Company's history.

         2. The increase in loan originations contributed to higher average loan balances outstanding providing an increase in both interest and loan fee income. For the six months ended June 30,1998, the loan portfolio balance averaged $142.5 million compared to $104.0 for the same period of 1997. For the three month periods ended June 30, 1998, the loan portfolio balance averaged $147.6 million versus $108.5 million for the same period of 1997.

         3. The receipt of `additional' interest from a development loan in the Company's portfolio augmented earnings. Under the terms of the loan, the Company collects normal interest payments plus an additional $2,100 for each lot the developer sells. In the first quarter of 1997, 30 lots were sold, producing "additional interest" income of $63,000. In the second quarter of 1997, 50 lots were sold, adding $105,000 in additional pre-tax income. In the first three months of 1998, 59 lots were sold for pre-tax `additional' interest income of $124,000. In April, 35 lots were sold and closed, and the Company received `additional' interest income of $73,500. In May, as part of a refinancing package for the developer , the Company released its lien on more than 300 lots in exchange for $521,900 (approximately $1,700 per lot). After the refinancing, the Company held a first lien on 121 lots, all of which remained subject to the $2,100 "additional' interest payment upon sale. In June, 10 lots were sold and the Company received $21,000. The company believes it retains its liens upon the best 111 lots remaining in the development.

                           Loan Interest Income ($000)
                        Three & Six months ended June 30

                                          Three Months            Six Months
                                        1998       1997        1998        1997
                                        ----       ----        ----        ----
Loan Interest Income                   $3,390     $2,680      $6,531      $4,967
Additional Interest Income              $ 616      $ 105       $ 740       $ 168

         4. The Company sold a one acre parcel adjacent to its headquarters for a pre-tax gain of approximately $164,000. In 1996, the Company determined that expansion of its headquarters would be too costly given its projected needs and alternative rents. The Company leased and remodeled a warehouse space, which its uses for its back office and computer operations at a much lower per square foot cost than the alternative of building on the adjacent lot.

         5. Other non-interest rate related events also had a significant impact on net income. Non-interest income increased by $21,000 for the three months ended June 30, 1998 over the same period of 1997, and increased $62,000 for the six months ended June 30, 1998 over the same 1997 period. The increase is the result of rising deposit service charges generated by the addition of two branch locations in 1997, fees earned on a new accounts receivable servicing product and due to dividend income realized on various life insurance policies owned by the Bank.

              The Company committed a significant amount of resources for expansion in 1997. As a result of the new Galena and Sparks branches, the lease and remodel of the new operations center, and a partial remodel of the headquarters building, occupancy expenses rose $117,000 (35.0%), and furniture and equipment expenses rose $101,000 (38.7%) when comparing the six months ended June 30, 1998 to the same 1997 period. For the three month periods ended June 30, 1998 and 1997, the increases were $47,000 (25.7%) and $44,000
              (31.2%) for occupancy and furniture and equipment expenses, respectively. The deployment of capital for additional branches is a strategy that enhances the Company's deposit acquisition capability. Management believes that the Company needs a strong presence in northern Nevada to continue on the growth path of the recent past. The investment of capital in technological improvements targeted toward the Company's commitment to small business customers and toward an increased competitive presence is necessary to obtain a stable diverse customer base and to move its deposit base further toward a core of relationship customers and further away from dependence on a higher cost, non-core, single relationship customer base. The Company successfully migrated from its computer service bureau to an in-house system in October of 1997. Deployment of electronic products and services has been scheduled for the next several quarters.

              Because most of the start-up and on-going expenses for the in-house data processing system as well as the Sparks branch began in 1997's second half, management expects that the percentage increases in occupancy and furniture and equipment will slow to the general growth rate of the Company.

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

              As a precautionary measure, the Company provided $140,000 more to its loan loss reserve (Provision for Credit Losses) in the first six months of 1998 than it did in the same 1997 period. Management's decision to increase the loan loss reserve is consistent with its strategy to build a commercial loan portfolio, which carries a higher risk profile.

              Other operating expenses rose $25,000 (2.5%) in the six months ended June 30, 1998 over the same 1997 period. For the three month period ended June 30, 1998, other operating expenses declined $18,000 (3.2%) over the same 1997 period. The costs in these areas are leveling out with prior periods now that Bank's in-house data processing functions have been operational for ten months and the two new branch facilities have been operational for eleven to sixteen months.


              The following Interest Rate Sensitivity Analysis Table provides a picture of income and interest sensitivity for selected categories in a comparative format for the three and six month periods ended June 30, 1998 and 1997. The tables show the interest sensitive assets and liabilities, their yields, the difference in income, and the amount of the difference due to volume change, rate change, and the combination of volume and rate change.

                                             COMSTOCK BANCORP
                             CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
                              For the Three Months Ended June 30, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Rate/
                                (Unaudited)      Yield/      (Unaudited)     Yield/      Total        Volume       Rate      Volume
For Quarter Ended:             June 30, 1998      Rate      June 30, 1997     Rate       Change      Variance    Variance   Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income                       $3,934,978     10.65%       $2,714,0619    10.00%   $1,220,359     $978,505    $177,774   $64,080
Loan Fees and
  Servicing Income                 1,159,742                      643,485                516,258            -           -         -
                                   ---------                      -------                -------
  Total Loan, Servicing,
    And Fee Income                $5,094,720     13.79%        $3,358,104    12.37%   $1,736,617            -           -         -
------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income                       $115,752      5.39%          $108,126     5.53%       $7,625      $10,550     ($2,695)    ($260)
Income from
  Investment Securities              356,201      5.55%           353,418     6.14%        2,783       40,365     (33,730)   (3,852)
Interest-Bearing
  Deposit Income                      22,434      6.51%            23,951     6.45%       (1,516)      (1,728)        228       (16)
                                      ------                       ------                 -------      -------        ---       ----

  Total Investment Income           $494,387      5.55%          $485,495     6.00%       $8,892      $49,342    ($36,719)  ($3,732)
Trading Account Assets
  And Other Investments               24,988     12.30%             6,127     5.70%       18,861        5,443       7,105     6,312
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income           $4,429,365      9.62%        $3,200,114     9.05%   $1,229,251   $1,027,847    $141,056   $60,348
  Total Interest, Servicing,
    Fee, and Trading
    Account Income                $5,614,095     12.19%        $3,849,726    10.89%   $1,764,369            -           -         -

------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts              $497,671      3.36%          $373,600     3.26%     $124,071     $109,697     $11,111    $3,262
  Time and Savings
    Deposits                       1,240,927      5.38%           956,441     5.20%      284,486      242,962      33,113     8,412
                                   ---------                      -------                -------      -------     -------     -----
    Total Deposit
      Interest Expense            $1,738,598      4.59%        $1,330,041     4.46%     $408,557     $358,082     $39,768   $10,707

------------------------------------------------------------------------------------------------------------------------------------
BORROWED FUNDS:
  Other Borrowed Funds               $92,796      6.20%              $286     7.65%      $92,510     $114,114        ($54) ($21,550)
                                     -------                         ----                -------
    Total Interest Expense        $1,831,394      4.65%        $1,330,327     4.46%     $501,067     $424,605     $57,962   $18,500

------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
 DIFFERENTIAL                     $2,597,971      4.97%        $1,869,787     4.60%     $728,184     $603,242     $83,093   $41,848
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL                     $3,782,701      7.54%        $2,519,399     6.44%   $1,263,302            -           -         -
  (Includes fee income)
------------------------------------------------------------------------------------------------------------------------------------

Notes to Interest Rate Sensitivity Analysis Table:
  [1] The variance analysis above excludes non-interest rate sensitive earning assets.
  [2] "Yield/Rate" is the interest income or interest expense, annualized, divided by the average respective outstanding balance for the period.
  [3] "Total Change" represents the change in the interest income or interest expense between the respective periods.
  [4] "Volume Variance" equals the change in average volumes (balances) between the periods times the previous period interest rate.
  [5] "Rate Variance" equals the change in yields or rates between  the  periods
  times  the  previous   period  average   balance.
  [6] "Rate/Volume Variance" reflects the change in interest income or interest expense attributable to simultaneous changes in both rates and volumes between the respective time periods.

                                                           COMSTOCK BANCORP
                                           CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
                                           For the Six Months Ended June 30, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Rate/
                                (Unaudited)     Yield/      (Unaudited)     Yield/       Total        Volume       Rate      Volume
For the Six Months Ended:      June 30, 1998     Rate      June 30, 1997     Rate       Change       Variance    Variance   Variance
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Loan Income                       $7,134,604     10.06%        $5,001,623     9.67%   $2,132,981   $1,851,240    $201,910   $74,655
Loan Fees and
  Servicing Income                 2,109,932                    1,207,887                902,045            -           -         -
                                   ---------                    ---------                -------
  Total Loan, Servicing,
    And Fee Income                $9,244,537     13.04%        $6,209,511     12.02   $3,035,026            -           -         -
------------------------------------------------------------------------------------------------------------------------------------
Investments:
Fed Funds and Mutual
  Fund Income                       $240,704      5.33%          $254,688     5.43%     ($13,984)     ($9,322)    ($4,839)     $177
Income from
  Investment Securities              720,695      5.64%           636,846     6.07%       83,848      139,043     (45,303)    9,891)
Interest-Bearing
  Deposit Income                      46,518      6.53%            49,048     6.54%       (2,529)      (2,454)        (79)        4
                                      ------                       ------                 -------      -------        ----        -

  Total Investment Income         $1,007,917      5.60%          $940,582     5.90%      $67,335     $122,884    ($49,130)  ($6,419)
Trading Account Assets
  And Other Investments               33,646      8.38%             6,932     3.34%       26,714        6,488      10,447     9,778
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income           $8,176,168      9.15%        $5,942,205     8.76%   $2,233,963   $1,876,181    $266,837   $84,154
  Total Interest, Servicing,
    Fee, and Trading
    Account Income               $10,319,746     11.55%        $7,157,025    10.55%   $3,162,721            -           -         -

------------------------------------------------------------------------------------------------------------------------------------
Deposits:
Interest on Deposits:
  Transaction Accounts              $954,673      3.35%          $716,084     3.27%     $238,589     $215,023     $18,124    $5,442
  Time and Savings
    Deposits                       2,429,262      5.37%         1,823,908     5.18%      605,355      517,609      68,348    19,397
                                   ---------                    ---------                -------      -------      ------    ------
    Total Deposit
      Interest Expense            $3,383,935      4.59%        $2,539,992     4.45%     $843,943     $736,885     $82,983   $24,075

------------------------------------------------------------------------------------------------------------------------------------
BORROWED FUNDS:
  Other Borrowed Funds               184,745      6.21%               286    23.18%     $184,460     $689,519       ($209)($504,850)
                                     -------                          ---               --------
    Total Interest Expense        $3,568,681      4.65%        $2,540,278     4.45%   $1,028,403     $869,194    $118,621   $40,588

------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
 DIFFERENTIAL                     $4,607,487      4.50%        $3,401,927     4.31%   $1,205,561   $1,006,986    $148,216   $43,567
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL                     $6,751,066      6.90%        $4,616,747     6.10%   $2,134,319            -           -         -
  (Includes fee income)
------------------------------------------------------------------------------------------------------------------------------------

Notes to Interest Rate Sensitivity Analysis Table:
  [1] The variance analysis above excludes non-interest rate sensitive earning assets.
  [2] "Yield/Rate" is the interest income or interest expense, annualized, divided by the average respective outstanding balance for the period.
  [3] "Total Change" represents the change in the interest income or interest expense between the respective periods.
  [4] "Volume Variance" equals the change in average volumes (balances) between the periods times the previous period interest rate.
  [5] "Rate Variance" equals the change in yields or rates between  the  periods
  times  the  previous   period  average   balance.
  [6] "Rate/Volume Variance" reflects the change in interest income or interest expense attributable to simultaneous changes in both rates and volumes between the respective time periods.

     The comparison of interest sensitive assets between the three and six month periods ended June 30, 1997 and 1998 shows higher yields in loan income both before fees and when fees are included. The yields on fed funds and mutual funds and on the investment portfolio are lower in the 1998 periods than the same periods of 1997. The yields on interest-bearing deposits in other financial institutions is unchanged for the six month period ended June 30, 1998 versus the same 1997 period. The yields on those same deposits for the three month period ended June 30, 1998 have increased over the same 1997 period. The comparison of interest sensitive liabilities for the three and six month periods show an increase in rates in all deposit accounts.

     For loan income the increase in the level of both commercial loans held in portfolio and the real estate loans held for sale continue to result in a positive volume variances. For the three months ended June 30, 1998 compared to the same period of 1997, loan income increased $1,220,000 of which $979,000 was due to larger portfolio balances and $178,000 to increased yields ($616,000 of "additional interest" income discussed above contributed to the yield increase; the yield without the "additional interest" would have been 8.98% for the quarter ended June 30, 1998 versus 9.61% for the same 1997 quarter, the result of tightening margins). Again, for this period, when loan fees and servicing income are factored in, the result is an increase of $1,737,000 in total loan, servicing and fee income. Because the Company is a large originator and seller of mortgage loans, fee income plays a major role in Company earnings. When the Company sells loans, all of the deferred fee income on the sold loans is immediately recognized as income. Total loan and fee income yields increased from 12.37% to 13.79% in the three month period. In the six month period ended June 30, 1998 compared to the same period of 1997, loan income increased $2,133,000 of which $1,851,000 was the result increased portfolio balances and $202,000 was the result of increased yields (without $740,000 of "additional interest" income the yield for this period would have been 9.07% and is comparable to a yield of 9.34% in the same 1997 period). When loan fees and servicing income are included in this period, the result is an increase of $3,035,026 in total loan, servicing and fee income. Total loan fees for the six month period increased yields from 12.02% to 13.04%.

     The Bank has historically maintained a real estate loan servicing portfolio of approximately $40 to $50 million owned by other investors for which a servicing fee is earned. Management has determined the fees earned on the portfolio are not sufficient to warrant the cost involved in performing the servicing function and has entered into an agreement to sell the portfolio. The Company expects to realize a gain on sale of approximately $300,000 with such gain expected to occur in the third quarter of 1998.

     Income from fed funds and mutual fund investments increased by $8,000 in the three month period ended June 30, 1998 over the same 1997 period and decreased by $14,000 in the six month period ended June 30, 1998 over 1997. The increase was largely due to increased invested balances for the three month period while both reduced invested balances and yields resulted in the decrease for the six month period.

     Lower yields on Investment Securities combined with an increase in the invested balances netted the Company an increase of $3,000 for the three month period ending June 30, 1998 over the same 1997 period and an increase of $84,000 for the six month period.

     Interest bearing deposits with other financial institutions showed level to lower yields and lower invested balances, which netted to a decrease of $2,000 in income for three month period and a decrease of $3,000 in income for the six month period.

     Overall, total investment income increased by 1.8% or $9,000 for the three month period as a result of increased invested balances in Investment Securities, Fed Funds and Mutual Funds. Total investment income increased 7.2% or $67,000 for the six month period as a result of increased invested balances in Investment Securities.

     The cost of interest sensitive liabilities was higher on all deposit accounts for both the three and six month periods ended June 30, 1998 over the same period of 1997 and was the result of rapid loan growth in late 1997 which was funded by the purchase of higher cost time deposits as well as borrowings from the Federal Home Loan Bank of San Francisco. Increased deposit balances contributed to $358,000 of increased costs, while increased rates contributed to $40,000 of increased costs for the three month period ended June 30, 1998 over the same period of 1997. For the six month period, increased deposit balances contributed to $737,000 of increased costs, with increased rates contributing $83,000.

     In summary, on the asset side, larger loan and investment securities portfolio levels increased income by $1,229,000 in the three months ended June 30, 1998 over the same period of 1997 and increased income by $2,234,000 in the six month period. When fee income is included, the increase in income for total earning assets, in the three month period of 1998 over 1997 is $1,764,000 and for the six month period the increase is $3,163,000. When the increased costs of deposits and other borrowed funds of $501,000 for the three month period is taken into account, the Company's net interest income differential, excluding servicing and fee income, increased $728,000. With fee income included, the net interest income differential increased $1,263,000. For the six month period ending June 30, 1998, increased costs of deposits and other borrowed funds of $1,028,000 resulted in a net interest income differential increase, excluding servicing fee income, of $1,206,000. With fee income included, the net interest income differential increased $2,134,000.

     Part II.

     Item 1.      Legal Proceedings.

                  The Company is subject to minor pending and threatened legal actions which arise out of the normal course of business and, in the opinion of management and the Company's counsel, except as discussed below, the disposition of these claims will not have a material adverse affect on the financial position of the Company.

                  No material events occurred regarding the case reported on Form 10QSB on April 10, 1998.

     Item 2.      Changes in Securities.  None.

     Item 3.      Defaults Upon Senior Securities.  Not Applicable.

     Item 4.      Submission of Matters to a Vote of Securities Holders.

                  a. An annual stockholders' meeting of Comstock Bancorp was held on April 29, 1998 for holders of record as of March 6. There were 4,451,668 shares eligible to vote.

                  b. Included in the meeting was the election of directors. The following directors were elected to succeed themselves for a one year period or until their successors are elected and qualified or until their death or resignation. There was no solicitation in opposition to the nominees of the Board of Directors as listed in the Proxy Statement.

Director          For                       Withheld          Broker Non-Votes
---------         ---------                 --------          ----------------
Edward Allison    4,258,735                  3,608                         6,700
Robert Barone     4,258,503                  3,840                         6,700
Stephen Benna     4,258,955                  3,388                         6,700
John Coombs       4,258,855                  3,488                         6,700
Michael Dyer      4,258,955                  3,388                         6,700
Mervyn Matorian   4,258,955                  3,388                         6,700
Samuel McMullen   4,258,855                  3,488                         6,700
Larry Platz       4,258,855                  3,488                         6,700
Ronald Zideck     4,258,691                  3,652                         6,700

                  c. Other matters voted on:

                      1. Ratification of the appointment of Kafoury, Armstrong & Co. as independent auditors for the Company for the fiscal year ending December 31, 1998.

                                    Number of votes cast:
                                            In Favor:                  4,260,797
                                            Against or Withheld:           1,788
                                            Abstentions:                   2,058
                                            Broker Non-Votes:              4,400


     Item 5.      Other Information.  Not applicable.

     Item 6. (a) Exhibits. The following exhibits are filed with or incorporated by reference into this Form 10-QSB (numbering corresponds to Exhibit Table in Item 601 of Regulation S-K):

                  No.     Exhibit                                    Page
                  ---     -------                                    ----
                  11.     Computation of per share earnings           28
                  27.     Financial Data Schedule                     29


                  (b) Form 8-K. None.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK BANCORP



         Date: July 27, 1998    /s/ Robert N. Barone
               -------------        --------------------
                                    Robert N. Barone,
                                    Chairman, CEO and Treasurer
                                    (Principal Accounting and Financial Officer)


         Date: July 27, 1998    /s/ Larry A. Platz
               -------------        ------------------
                                    Larry A. Platz,
                                    President and Secretary

                                COMSTOCK BANCORP
                                   EXHIBIT 11

                                        COMPUTATION OF CONSOLIDATED NET EARNINGS PER SHARE
                                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30


                                                                                                   Three Months     Three Months
                                                                     (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
                                                                   June 30, 1998   June 30, 1997   June 30, 1998    June 30, 1997
                                                                   -------------   -------------   -------------    -------------
     Net Income:                                                          $1,719            $696          $1,119             $431

     Net Income per Common Share (assuming no dilution):
        Weighted Avg. Shares Outstanding:                              4,441,326       4,271,201       4,450,656        4,289,168
        Basic Earnings per Share:                                           $.39            $.16            $.25             $.10

     Net Income per Common and Common Equivalent Shares:

     Adjusted Weighted Avg. Number of Shares Outstd. After
     Giving Effect to the Conversion of Options and Warrants:          4,928,723       4,666,925       4,950,472        4,706,842
     Diluted Earnings per Share:                                            $.35            $.15            $.23             $.09

                                COMSTOCK BANCORP
                                   EXHIBIT 27
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             FINANCIAL DATA SCHEDULE
                                                                  $ in Thousands

Cash and Due from Banks (Non-Interest Bearing)                           $10,621
Interest-bearing Deposits in Domestic Financial Institutions               1,262
Fed Funds and Overnight Mutual Funds Sold                                  7,439
Trading Account Securities                                                    10
Investment and Mortgage back Securities Held for Sale                     17,204
Investment and Mortgage back Securities
  Held to Maturity - Carrying  Value                                       9,461
Investment and Mortgage back Securities
  Held to Maturity - Market Value                                          9,496
Loans                                                                    150,649
Allowance for Credit Losses                                                1,270
Total Assets                                                             209,569
Deposits                                                                 184,699
Short-term borrowings                                                          0
Other Liabilities                                                          1,399
Long-term debt                                                             6,000
Preferred stock - mandatory redemption                                         0
Preferred stock - no mandatory redemption                                      0
Common Stock                                                                  45
Other Stockholders Equity                                                 17,426
Total Liabilities and Stockholders Equity                                209,569
Interest and Fees on Loans                                                 9,228
Interest and Dividends on Investments                                        801
Other Interest Income                                                        241
Total Interest Income                                                     10,270
Interest on Deposits                                                       3,384
Total Interest Expense                                                     3,569
Net 1nterest Income                                                        6,701
Provision for Loan Losses                                                    260
Investment Securities Gains/Losses                                            10
Other Expense                                                              4,526
Income/Loss Before Income Tax                                              2,354
Income/Loss Before Extraordinary Items                                       635
Extraordinary Items, Less Tax                                                  0
Cumulative Change in Accounting Principles                                     0
Net Income or Loss                                                         1,719
Earnings Per Share - Primary                                                 .39
Earnings Per Share - Fully Diluted                                           .35
Net Yield - interest earning assets - actual                               9.15%
Loans on Non-accrual                                                       2,472
Accruing Loans past due 90 Days or More                                       74
Troubled Debt Restructuring                                                    0
Potential Loan Problems                                                        0
Allowance for Loan Losses - Beginning of Period                            1,076
Total Charge-Offs                                                             67
Total Recoveries                                                               1
Allowance for Loan Losses - End of Period                                  1,270
Loan Loss Allowance allocated to Domestic Loans                            1,270
Loan Loss Allowance allocated to Foreign Loans                                 0
Loan Loss Allowance - Unallocated                                              0