Form 10QSB
period 1998-09-30
COMSTOCK BANCORP
filed 1998-11-12
CIK 1035733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                       or

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

As of October 19, 1998: Common Stock - Authorized 15,000,000 shares at $0.01 par value; issued and outstanding - 4,482,028

                                TABLE OF CONTENTS

Item
Number                                                                      Page
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

     Consolidated Statements of Condition
          September 30, 1998 and December 31, 1997.                            4

     Consolidated Statements of Income
          Three and nine months ended September 30, 1998 and 1997              5

     Consolidated Statements of Changes in Stockholders' Equity
          For the periods ended September 30, 1997, December 31, 1997, and
     September 30, 1998.                                                       6

     Consolidated Statements of Cash Flows
          Nine months ended September 30, 1998 and 1997                        7

     Notes to Consolidated Financial Statements                                8

2.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                            10


                          PART II - OTHER  INFORMATION

1.   Legal Proceedings                                                        26

2.   Changes in Securities                                                    26

3.   Defaults Upon Senior Securities                                          26

4.   Submission of Matters to a Vote of Securities' Holders                   26

5.   Other Information                                                        26

6.   Exhibits and Reports on Form 8-K                                         26

Signatures                                                                    27

Part I.        Financial Information

Item I.        Financial Statements

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CONDITION
                 As of September 30, 1998 and December 31, 1997
                             (Dollars in Thousands)

                                                (Unaudited)   (Audited)
                                                  Sept. 30,    Dec. 31,
                                                     1998         1997
    Assets:
    Cash and Due from Banks (Non-Interest          $11,417       $9,464
    Bearing)
    Fed Funds and Overnight Mutual Funds Sold       16,816        9,853
    Interest-bearing Deposits in Domestic
      Financial Institutions                         1,081        1,492
    Trading Account Securities                           9           12
    Securities Available for Sale                   29,160       14,218
    Securities Held to Maturity (market value
    of $9,153 and $10,632 at September 30,           9,028       10,636
    1998 and December 31, 1997)
    Federal Home Loan Bank Stock                       831          788

    Loans Held for Sale                             15,740       13,946
    Loans (Net of Deferred Fees)                   128,357      122,235
      Less:  Allowance for Credit Losses             1,472        1,076
        Net Loans                                  142,625      135,105

    Premises and Equipment                           7,342        7,710
    Other Real Estate Owned                          2,374            8
    Accrued Interest Receivable                      1,132          989
    Other Assets                                     5,051        4,423

      TOTAL ASSETS                                $226,862     $194,698

    Liabilities and Stockholders' Equity:
    Deposits:
      Demand Deposits (Non-Interest Bearing)       $40,070      $32,299
      Savings, Money Market and NOW Accounts        71,990       60,917
      Time Deposits Under $100,000                  55,172       50,944
      Time Deposits $100,000 and Over               33,607       27,642
        Total Deposits                             200,839      171,802

    Line of Credit Payable                           6,000        6,000
    Accrued Interest Payable                           269          321
    Accounts Payable and Accrued Expenses            1,148          876
    Income Taxes Payable                               152          102
      TOTAL LIABILITIES                            208,408      179,101

    Stockholders' Equity:
    Common Stock-$0.01 par value, 15,000,000
    shares authorized;
     4,484,368 and 4,421,668 shares issued
    and outstanding on
      September 30, 1998 and December 31,               45           44
    1997 (1)
    Paid-in Surplus (1)                              9,120        8,908
    Retained Earnings                                9,233        6,628
    Common Stock in Treasury, at Cost,
    Shares: 5,000 as of Sept. 30, 1998
      And 0 as of December 31, 1997.                  (39)
    Accumulated Other Comprehensive Income:
     'Unrealized Gain (Loss) on Securities
    Available for Sale,
      Net of Applicable Deferred Income Taxes           95           17
      TOTAL STOCKHOLDERS' EQUITY                    18,454       15,597

      TOTAL LIABILITIES AND STOCKHOLDERS'         $226,862     $194,698
    EQUITY

    (1) Adjusted for two for one share
    exchange and for change in par from $.50 to $.01 on June 16, 1997.
    [See accompanying notes to financial
    statements.]

                                COMSTOCK BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1998 and 1997
                 (Dollars in Thousands except per share amounts)

                                                           Three     Three
                                                           Months    Months
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                  Sept 30,    Sept 30,    Sept 30,   Sept 30,
                                     1998        1997        1997     1997
  Interest Income:
    Interest and Fees on Loans        $13,915   $9,743    $4,687   $3,536
    Interest on Investments and
 Trading Securities:
       Taxable                            918      803       357      280
       Exempt from Federal Income         315      196       122       75
 Tax
    Interest on Fed Funds Sold            451      328       211       73
    Interest on Deposits with Banks        66       71        19       22
      Total Interest Income            15,665   11,141     5,396    3,986

  Interest Expense:
    Interest on Deposits                5,224    3,958     1,840    1,418
    Interest on Line of Credit            279       14        94       13
      Total Interest Expense            5,503    3,972     1,934    1,431

  Net Interest Income                  10,163    7,169     3,462    2,555
  Provision for Credit Losses             470      180       210       60
    Net Interest Income after           9,693    6,989     3,252    2,495
 Credit Loss Provision

  Non-Interest Income:
    Service Charges on Deposit            251      208        94       71
 Accounts
    Gain/(Loss) on Sale of                (1)      (3)      (12)        0
 Investment Securities
    Gain/(Loss) on Sale of Trading        (1)      (9)       (1)        1
 Securities
    Other Income                          340      111        68       65
      Total Non-Interest Income           589      307       150      137

  Non-Interest Expense:
    Salaries and Employee Benefits      3,956    3,145     1,274    1,046
    Occupancy Expense                     656      532       205      198
    Furniture and Equipment Expense       540      415       178      154
    Other Operating Expenses            1,558    1,550       528      545
      Total Non-Interest Expense        6,710    5,642     2,184    1,943

  Income before Taxes                   3,571    1,654     1,218      689

  Provision for Income Taxes              966      470       332      201

    NET INCOME                         $2,605   $1,184      $886     $488

    Basic Earnings per Share (1)        $0.59    $0.27     $0.20    $0.11
    Diluted Earnings per Share (1)      $0.53    $0.25     $0.18    $0.10

  Other Comprehensive Income, Net
 of Tax:
    Unrealized Gains/(Losses) on
 Securities:
      Unrealized Holding                  $70    ($30)      $109    ($17)
 Gains/(Losses) Arising During
 Period
      Less: Reclassification for            8       28         4       17
 Gains/(Losses) Incl. in Income
  Other Comprehensive Income              $78     ($2)      $113       $0

    Comprehensive Income               $2,683   $1,182      $999     $488

    Other Comprehensive Income Basic    $0.60    $0.27     $0.22    $0.11
 Earnings per Share (1).
    Other Comprehensive Income          $0.54    $0.25     $0.20    $0.10
 Diluted Earnings per Share (1)
 Adjusted for two for one share
 exchange on June 16, 1997.

                                COMSTOCK BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 For Periods Ended September 30, 1997, December 31, 1997, and September 30, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Accumulated
                                          Treasury                  Retained     Other            Total
                               Common     Stock       Paid-in       Earnings     Comprehensive    Stockholders'    Comprehensive
                               Stock(1)   At Cost     Surplus (1)   (Deficit)    Income           Equity           Income

Balances, December 31, 1996      $42         $0         $8,184        $4,792         ($9)           $13,009

  Net Income                                             1,184                                        1,184            $1,184
  Sale of Common Stock             2        714                          716
Other Comprehensive
Income, Net of Tax
  Unrealized Gains/(Losses)
  on Securities,
    Net of Reclassification                                               (2)         (2)                (2)
    Adjustment
      See Disclosure (a) Below
Balances, September 30, 1997     $44         $0         $8,898        $5,976        ($11)           $14,907            $1,182
  Net Income                                                             652                            652               652
  Sale of Common Stock                                      10                                           10
Other Comprehensive
Income, Net of Tax
  Unrealized Gains/(Losses)
  on Securities,
    Net of Reclassification                                                           28                 28                28
    Adjustment
      See Disclosure (b) Below
Balances, December 31, 1997      $44         $0         $8,908        $6,628         $17            $15,597            $1,862
  Net Income                                                           2,605                          2,605             2,605
  Sale of Common Stock             1                       212                                          213
  Common Stock Repurchase                   (39)                                                        (39)
Other Comprehensive Income,
Net of Tax
  Unrealized Gains/(Losses)
  on Securities,
   Net of Reclassification                                                            78                 78                78
   Adjustment
     See Disclosure (c) Below
Balances, September 30, 1998     $45       ($39)        $9,120        $9,233         $95            $18,454            $2,683

(1) Adjusted for two for one stock exchange and change in par from $.50 to $.01 on June 16, 1997.


(a) Disclosure of reclassification amount:
  Unrealized holding gains arising during period                          ($13)
  Less: reclassification adjustment for gains                               11
included in net income
Net unrealized gains on securities                                         ($2)

(b) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                          $30
   Less: reclassification adjustment for gains                              (2)
included in net income
Net unrealized gains on securities                                         $28

(c) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                          $70
   Less: reclassification adjustment for gains                               8
included in net income
Net unrealized gains on securities                                         $78

[See accompanying notes to financial statements.]

                                COMSTOCK BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)
                                                 (Unaudited)     (Unaudited)
                                                Sept 30, 1998   Sept 30, 1997

   Cash Flows from Operating Activities:
     Net Income                                        $2,605       $1,184
     Adjustments to Reconcile Net Income to Net
   Cash
     Provided by Operating Activities:
       Provision for Credit Losses                        470          180
       Depreciation and Amortization                      613          488
       Net (Gain) Loss on Sale of Available For             1            3
   Sale Securities
       Net (Gain) Loss on Sales of Trading                  1            9
   Securities
       Purchases of Trading Securities                      0            0
       Proceeds from Sales of Trading Securities            0            0
       Amortization of Servicing Asset                   (26)            3
       Increase/(Decrease) in Deferred Taxes Due
   to Change in
        Unrealized Gain or Loss on Securities              40            1
   Available for Sale
     Net (Increase) Decrease in:
         Accrued Interest Receivable                    (143)        (155)
         Other Assets                                   (628)      (1,783)
         Loans Held For Sale                          (1,794)      (2,843)
     Net Increase (Decrease) in:
         Accrued Interest Payable                        (52)         (21)
         Accounts Payable and Accrued Expenses            272         (10)
         Income Taxes Payable                              50           88

     Net Cash Provided/(Used) by Operating             $1,409     ($2,855)
   Activities

   Cash Flows from Investing Activities:
     Net Change in Interest-Bearing Deposits in
   Domestic
       Financial Institutions                             411          204
     Proceeds from Sales of Available for Sale          1,612            0
   Securities
     Proceeds from Maturities of Available for          5,300        2,981
   Sale Securities
     Purchases of Available for Sale Securities      (22,796)      (6,410)
     Proceeds from Maturities of Held to                2,621        2,358
   Maturity Securities
     Purchases of Held to Maturity Securities            (68)      (6,657)
     Net Change in Loans Held to Maturity             (8,496)     (29,210)
     Purchases of Premises and Equipment, Net           (245)      (1,610)
     Purchase of FHLB Stock                              (43)         (52)

     Net Cash Provided/(Used) by Investing          ($21,704)    ($38,396)
   Activities

   Cash Flows from Financing Activities:
     Net Change in Demand, Savings, NOW
       and Money Market Accounts                       18,844       10,943
     Net Change in Time Deposits                       10,193       15,461
     Proceeds on Line of Credit Payable                     0        4,600
     Payments on Line of Credit Payable                     0            0
     Proceeds from Sale of Common Stock, Net              213          716
     Purchase of Treasury Stock                          (39)            0

     Net Cash Provided/(Used) by Financing            $29,211      $31,720
   Activities

   Increase (Decrease) in Cash and Equivalents          8,916      (9,531)
   Cash and Equivalents:
     Beginning of Period                               19,317       20,331
     End of Period                                    $28,233      $10,800
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

  The accompanying unaudited consolidated financial statements have been prepared in condensed format and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been reflected in the financial statements. The Company believes the disclosures herein are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Comstock Bancorp's Annual Report to shareholders for the fiscal year ended December 31, 1997 which is included in the Company's Registration Statement on 10-KSB dated March 6, 1998 (Commission File No. 0-22391). The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three and nine months ended September 30, 1998.
  .


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


6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS
  133). The standard is effective for fiscal years beginning after June 15, 1999. Earlier adoption is allowed at the beginning of any fiscal quarter after the release of the statement. The standard establishes accounting and reporting for derivative financial instruments and for hedging activities.
  It requires that all derivatives be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. The standard allows for a one-time transfer of securities (Mulligan Rule) from the Held to Maturity Portfolio to the Available for Sale or Trading Portfolios without the penalties imposed by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The transfer is allowed at the date of initial application of the standard.

  Management has elected to adopt SFAS 133 as of October 1, 1998 and will transfer all securities currently held in the "held-to-maturity" portfolio to the "available for sale" portfolio. The Company holds only minimal balances in derivatives that are not designated as hedges and does not anticipate the adoption of SFAS 133 will have a material effect on the financial statements.

                         COMSTOCK BANCORP AND SUBSIDIARY

  Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

  The following financial review presents an analysis of the asset and liability structure of the Company and a discussion of the results of operations for each of the periods presented in the quarterly report and sources of liquidity and capital resources. Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995.

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

  Financial Condition

  As of September 30, 1998, the Company's assets had grown from $194.7 million (measured as of December 31, 1997) to $226.9 million, an increase of $32.2 million. Using average assets rather than end of period figures, growth was $14.5 million, from an average of $190.2 million in December of 1997 to an average of $204.7 million in September of 1998. Management believes that the average asset measures are more indicative of asset size because of the large volume of mortgage loan closings, which occur during the last few days of each month. In addition, several title company clients' deposits swell the last few days of the month, as loan closings tend to be concentrated near month's end.

  Loan Volume
  The Company has two major lending departments, real estate and commercial. The real estate department specializes in single family home mortgage lending including construction loans for custom homes. The commercial lending department makes short-term commercial loans including real estate development loans, primarily residential land development. The loans made by the real estate department are generally fixed rate with 15 or 30 year maturities. Management does not believe long term fixed rate residential mortgage loans are an appropriate match for the generally short-term deposit liabilities the Company acquires, due to interest rate risk considerations. These loans are sold in the secondary market. But, because the commercial loans generally carry a variable rate or, if fixed in rate, generally have short maturities, management considers such to be an appropriate asset for the Company's loan portfolio and an appropriate match for the Company's liability structures.

  Overall, loan volume (both real estate and commercial) increased from $73.0 million of loan originations representing 443 loans in the three months ended September 30, 1997 to $78.0 million representing 450 new loan originations in the three months ended September 30, 1998, a 6.8% increase in dollar volume
  and a 1.6% increase in number of loans.   For the nine month period ended
  September 30, 1998, loan originations increased to $237 million representing 1,453 loans from $193.3 million representing 1,176 loans in the same 1997 period. Management believes that the higher number of loans and higher dollar volume of 1998 versus the same 1997 period is due to five factors: 1) severe weather conditions in early 1997, 2) lower interest rates on mortgage loans, 3) an enhanced consumer interest in refinancing of mortgage loans, 4) continued growth in the area's non-gaming economic activity, and 5) the internal implementation of automated underwriting and credit scoring programs.

  Throughout 1997 and in the first nine months of 1998, northern Nevada community financial institutions experienced large liquidity increases. Management believes that recent acquisitions of Nevada financial institutions by large out-of-state institutions has created a significant opportunity for local institutions, including the Company, to lure deposit customers away from the acquired institutions. As a result of the large liquidity infusion at local community oriented financial institutions, competition for commercial loans caused downward pressure on the Bank's interest margins and fee structures. Furthermore, management has been reluctant to lower traditional underwriting guidelines by reducing prices and terms to higher risk credits, a practice it sees at the other local community financial institutions with excess liquidity. As a result, loan portfolio growth has slowed. Management believes that its posture on this issue will pay off in the long-term.

  The Northern Nevada Real Estate Division originated 336 loans for a dollar volume of $48.1 million in the three months ended September 30, 1998 compared to 261 loans for a dollar volume of $36.2 million in the same period of 1997. For the nine month period ended September 30,1998, the Northern Nevada Real Estate Division originated 1,017 loans for a dollar volume of $144.5 million compared to 667 loans at a dollar volume of $94.8 million in the same 1997 period. In April 1997, the Company closed the Las Vegas real estate office due to high personnel turnover and low lending volumes. Before the closing, the Las Vegas office originated 20 loans at a dollar volume of $2.5 million.

  According to public records, mortgage loan volume in Washoe County increased from $138.4 million in September of 1997 to $204.0 million in September of 1998; the Company's market share increased from 5.6% to 5.7%. In Carson City, for the same period, volume rose by 57.8 % to $26.0 million from $16.5 in September of 1997. While volume rose, the Company's market share decreased from 11.5% to 3.5% due mainly to the volatility in loan volume generated in this relatively small market.

                    Total Residential Real Estate Lending

               Three        ---Number---     Volume       (Mill $)
               Months
               Ended         1998  1997    1996  1998    1997   1996

               March 31       314   185     349   $45.4  $25.8  $44.9

               June 30        367   241     327   $51.0  $35.4  $44.4

               September 30   336   261     289   $48.1  $36.2  $39.4

               December 31    N/A   280     281     N/A  $42.8  $41.5

                   Total     1017   967    1246  $144.5 $140.2 $170.2


  The Commercial Division originated 114 loans for $29.9 million in the three months ended September 30, 1998 versus 182 loans for $36.7 million in same 1997 period. For the nine month period ended September 30, 1998 the Commercial Division originated 436 loans for $92.5 million versus 489 loans for $96.1 million in the same 1997 period. Despite the closure of the Las Vegas real estate office, the commercial loan department continues to make commercial real estate loans in the Las Vegas market as a result of continuing relationships with borrowers, referrals, and as an overline lender with small commercial banks in Las Vegas.

   For the month of September, 1998, the average balance of the Company's loan portfolio was $140.1 million and the average total deposit balance was $186.9 million for an average loan/deposit ratio in excess of 74.9%. The average balance for the same year earlier period was $124.2 million and the average total deposit balance was $150.1 million for an average loan/deposit ratio of 82.7%. The increase in the level of loans in the Company's loan portfolios caused loan interest income to increase $2.9 million (37%) in the nine months ended September 30, 1998 and by $.8 million (28.8%) for the three months ended September 30, 1998 as compared to the same 1997 periods, despite falling net interest margins.

  Management has noted that the larger banks in the state have begun intense lending campaigns. This was in contrast to the withdrawal of the large banks from the lending marketplace in the recession in the early part of the decade. In addition, management notes that other smaller institutions and some larger out of state institutions have entered the northern Nevada mortgage market. Norwest Mortgage, not a significant player in northern Nevada in 1994, is now the dominant mortgage lender with 14.1% of the Washoe County market in the first nine months of 1998, more than twice the market share of the number two player. In Carson City, Norwest was not a market share leader as late as early 1997. But, in the first nine months of 1998, Norwest controlled 8.4% of the Carson City market, ahead of the 7.3% market share held by the Company. Such an increase in competition has had a negative impact on the mortgage lending growth rates, and also on the profit margins for these loans. In the third quarter of 1997, management began to implement technologies such as online underwriting and credit scoring, which will significantly speed up the application, approval, and funding times in the real estate department. Management believes that the technologies will improve the Company's competitiveness in the marketplace by allowing very rapid loan approvals, perhaps even in the field at time of first contact with the client and by attracting realtor business by reducing the waiting time for the realtor commission. The new technologies will also allow the process to be less people intensive, thereby reducing costs for the Company which will show up either directly to the bottom line, or in the form of higher volume if the cost savings are passed on. Nevertheless, because the Company must sell the mortgages in the secondary market, it generally cannot compete on a price basis with the large national mortgage banking enterprises or with players that can charge lower prices and put the mortgages into their portfolios.

  Loan origination volumes are dependent on interest rate levels and an escalation of rates could adversely impact Company profits. Rates began to increase in the first quarter of 1997 as speculation that the Federal Reserve would increase the federal funds rate. In late March, 1997, the Federal Reserve did increase the federal funds rate by 25 basis points, causing a similar rise in interest rates all along the yield curve. However, because inflation remained benign, market interest rates, especially at the long end of the maturity spectrum of the yield curve, fell throughout the summer months of 1997, increasing demand for mortgage loans on the national level. While the federal funds rate, administered by the Federal Reserve, remained steady for the first nine months of 1998, rates along the remainder of the yield curve fell. The major impact of this on the Company has been a refinance boom in the mortgage markets and the stimulation of new housing purchases, which began last fall and has continued through the first nine months of 1998. Recent reductions in the federal funds rate indicate this trend will continue and the Company's mortgage business will benefit from the lower rates.

  In order to mitigate the possibility of adverse impacts from interest rate movements, management has significantly expanded the Company's loan portfolios with interest sensitive assets. This is an effort to provide the Company a more stable income base. The strategy is that when interest rates rise and loan volume declines in the mortgage business, income on the loan portfolio will rise to offset the mortgage business decline. On the other hand, if rates fall, the lower interest income from the loan portfolio will be offset by rising loan volume and fee income in the mortgage business. In the current environment, since the national prime lending rate appears to be based on the federal funds rate and the Company moves its prime rate in response to competition, and since the Federal Reserve had not reduced the federal funds rate prior to the fourth quarter of 1998, the Company's interest income has continued to grow. The recent reduction in the federal funds may negatively impact loan interest income.

  Asset Quality
  The Company's asset quality is often measured by its delinquencies and non-performing assets. As of September 30, 1998 the Company had non-performing (non-accruing) loans of approximately $633,000, comprised of five commercial
  loans.   The Company had loans past due 90 days or more that were still accruing of $61,000. As of September 30, 1997, the Company had non-performing (non-accruing) loans of approximately $2.6 million, comprised of the two fully secured construction and development loans discussed below. At that time, the Company also had $353,000 of loans past due 90 days or more that were still accruing. The company currently has $2.37 million in "Other Real Estate Owned" consisting of the two projects reported above as non-
  accruing.   In July, the Company completed the foreclosure on a project in
  Reno for $1.59 million which contained 13 partially completed homes. Of the 13, two are complete with Certificates of Occupancy, one of the two has an offer and acceptance and is in escrow, and the other 11 are in various stages of completion with completion of construction anticipated by the spring, 1999. In September, the Company foreclosed on a project for $784,000 containing 2 condominiums and 11 finished lots in Boulder, NV, in the Las Vegas Area. The Company is developing a marketing plan for this project and does not expect significant losses of principle on either of its OREO properties. In the same period of 1997, the Company carried one property in "Other Real Estate Owned" at a book value of $8,000. Both of these projects had been carried on the Company's financial statements as non-performing for over a year. Management believes that the acquisition of title to these projects and their placement into OREO is a positive step in the resolution of these problem assets.

  Deposit Volumes
  As of September 30, 1998, the Company's deposit base had grown from $171.8 million (measured as of December 31, 1997) to $200.8 million, an increase of $29 million (16.9%). Using average balances rather than end of period figures, deposits grew $13.4 million (8.0%), from an average of $167.0 million in December, 1997 to $180.4 million in September, 1998. The increase is partially attributed to the addition of a fourth full service branch location in February of 1997, a fifth full service branch location in July of 1997, the continued influx of deposits transferred from the branches of financial institutions announcing large mergers, and non-gaming economic growth. Management believes the deposit base will continue to grow for two reasons: 1) the continued non-gaming economic growth in the northern Nevada region and 2) management's strategic goal of marketing to small business clients.

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

  Liquidity
  Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash, short-term investments and lines of credit from other financial institutions are the Company's primary sources of asset liquidity. As a result of its loan and deposit growth, the Company's liquidity, as measured by the ratio of cash, overnight investments less required reserves to total liabilities, stood at 30.95% as of September 30, 1998, an increase from 21.89% on September 30, 1997. The investment portfolio is a principal source of secondary asset liquidity as is the ability to borrow from the Federal Home Loan Bank of San Francisco (see Borrowing Capacity below).

  The FASB's accounting rules, beginning in 1994, required the Company to mark to market a portfolio that could be sold prior to maturity. This accounting policy is known as SFAS 115. The Company's "available-for-sale" portfolio consists of $2.8 million in U.S. Treasury and Agency securities, $6.2 million in FNMA and FHLMC mortgage-backed pass through securities (non-derivative types), $10.4 million in GNMA pass through securities, $9.8 million in tax exempt municipal bonds and $831,000 in Federal Home Loan Bank stock. Management estimates that the duration of the "available-for-sale" portfolio was approximately 3.09 years on September 30, 1998. As of December 31, 1997, the value of the "available-for-sale" portfolio was $25,000 above its book value. As of September 30, 1998, the market value of the "available-for-sale" portfolio was $144,000 above book value.

  The Company also has a $9 million book value portfolio of "held-to-maturity" securities as defined by SFAS 115. As of September 30, 1998, management estimates that the duration of the portfolio was approximately 1.9 years.
  The market value was $128,000 above book value. In contrast, at December 31, 1997, the book value of this portfolio was $10.6 million with an unrealized loss of $4,000. The Company will be adopting SFAS 133 as of October 1, 1998 and will be transferring all $9 million of the securities from the "held-to-maturity" to the "available-for-sale" portfolio under the one-time transfer
  option.   The duration of the combined portfolio is 2.8 years.

  Borrowing Capacity
  The Company maintains a secured line of credit at the Federal Home Loan Bank of San Francisco (FHLB) which is available for up to 30% of the Company's assets. As of September 30, 1998, the Company had collateralized this line with loans and securities giving the Bank approximately $24 million of
  borrowing capacity.   As of September 30, 1998, there was an outstanding draw
  of $6 million on the FHLB line, $3 million with a maturity in September of 2000 and $3 million with a maturity in January of 2000, leaving $18 million in unused borrowing capacity. There was an outstanding draw of $4.6 million on these lines as of September 30, 1997. The Company also has a $2.5 million line of credit with Union Bank of California to meet short term funding requirements. This line has a $200,000 compensating balance. FHLB, Union Bank of California, Pacific Coast Bankers Bank and First USA are routinely used for the purchase or sale of overnight Federal funds. In addition, the Company invests some of its overnight liquidity in Federated Investors' Liquid Cash Trust, a highly collateralized mutual fund of short-term bank qualified investments. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco for short periods of time.

  Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company's end of period ratio of loans to deposits, as of September 30, 1998, was 74.95%. Management believes that the Company's liquidity sources are adequate to meet its current operating needs and any additional needs that may be generated by lending activities.


  Capital Base
  The capital base for the Company increased by $2,857,000 during the nine months ended September 30, 1998 of which $2,605,000 was generated from profits, $213,000 was the result of exercised employee stock options, and $78,000 was gained on the SFAS 115 mark to market adjustment on the "available-for-sale" portfolio with an offset to capital of $39,000 from the purchase by the Company of 5,000 shares of its own stock at an average price
  of $7.80 per share.   In March 1997, in conjunction with the formation of the
  holding company (Comstock Bancorp), the Company called outstanding warrants to purchase 103,400 shares of Common Stock at $7.73 per share. The warrant holders were given the option to accept similar but more restrictive warrants in Comstock Bancorp if approved by the shareholders of Comstock Bank at the annual meeting held on May 28, 1997. By the May 16, 1997 call date, 77,000 of the 103,400 shares were exercised. As a result of the conversion of Bank stock to Company stock on a 1 for 2 basis, the remaining warrants to purchase 26,400 shares of Bank stock were converted to warrants to purchase 52,800 shares of Bancorp stock at $3.86 per share. Such stock, when and if issued, will carry restrictions regarding its resalability.

  Capital Adequacy
  As of December 31, 1990, a regulatory risk-based capital adequacy standard became effective. The risk-based capital requirements were phased in over a period of two years with the final implementation effective on December 31, 1992. In addition, the regulatory agencies have continued the process of fine tuning the capital standards to meet their current policy objectives, and it is likely that the standards will undergo further change. The table below compares the risk-based capital ratios as of September 30, 1998 for Comstock Bank and Comstock Bancorp with December 31, 1992 minimum requirements:
                                                             1992
                                       Comstock  Comstock    Minimum
                                        Bank     Bancorp     Requirements
             Tier I (core capital)       11.77%    11.66%       4.0%
             Total capital               12.73%    12.60%       8.0%
             Leverage ratio               8.40%     8.52%       3.0%



  Year 2000 Compliance

  The Company is aware of the enterprise-wide challenges that the millennium change poses to its business operations in making information processing and other service-related systems Year 2000 compliant. The Company has made an assessment of its Year 2000 issues and has formally initiated a significant project plan to address those issues. It is the policy of the Company that all of its business operations shall be prepared to manage the change of the year from 1999 to 2000 without significant disruption or risk to the Company.

  The Company's Year 2000 Project Plan incorporates the elements recommended by the Federal Financial Institutions Examination Council (FFIEC) of which the Company's primary regulatory agency, the Federal Deposit Insurance Corporation
  (FDIC), is a member. The FFIEC Interagency Statement on the Year 2000 outlines five management phases necessary to facilitate transition to the new century: awareness, assessment, renovation, validation, and implementation.

  Statement of Readiness

  A summary of the Company's status in each of the Year 2000 management phases and their associated tasks follows:

  Awareness
           The Board of Directors and executive management are cognizant of the Year 2000 challenge and have made a supportive commitment of resources to address the matter with adoption of a Year 2000 Policy.

           A Year 2000 Project Committee has been established and a strategy to address all internal and external systems and services formulated.

           Vendors and servicers have been contacted to determine their Year 2000 plans and gain their commitment to be ready.

           Ongoing progress reports are being made by the Year 2000 Project Committee to the Company's Board of Directors. In addition, the Compliance Manager for the Company performs ongoing reviews of the adequacy of Year 2000 Project assessments and plans, and reports the results of such monitoring to the Audit & Compliance Committee of the Board of Directors.

  Assessment
           The Company has completed its assessment of its Year 2000 issues. The Company has identified critical business processes and automation platforms, as well as examined how data transfers will be affected internally and with outside organizations. This assessment includes both information technology "IT" systems, as well as non-IT systems and services such as security systems, HVAC, elevators, etc .

           Resource needs have been identified,  including appropriately skilled
           personnel,   contractors,   vendor  support,  budgets,  and  hardware
           capacity.

           Time  frames  and   sequencing   of  Year  2000   efforts  have  been
           established.

           Vendors have been contacted to obtain appropriate assurances of Year 2000 compliance. Failing such assurances, decisions will be or have been made to obtain alternate hardware, software or services, as appropriate. Given such assurances, validation of compliance by Company testing will be well underway by December 31, l998.

           Existing contingency plans are being evaluated, and will be expanded and/or modified as needed in conjunction with the results of the Renovation and Validation phases of the project.

           An assessment of credit risk from lending customers has also been completed as a strategic part of this project phase. High-risk, technology dependent borrowers are being diligently worked with and monitored to mitigate any adverse impacts to the business borrower or the Company.

  Renovation
           According to the risk-based priorities established during the Assessment Phase, hardware, software, databases and non-IT systems or services will be converted, replaced or eliminated as necessary. Renovation work for critical applications will be substantially completed by December 31, 1998.

           The Company's largest automation processing platform has already been brought into Year 2000 compliance; as of Fall 1997, a conversion of mainframe application systems to in-house hardware and Year 2000 compliant software was completed.

           Vendors and servicers renovation activities are being diligently monitored to ensure timely fulfillment of Year 2000 assurances.

  Validation
           Testing and verification of network and PC systems, databases and utilities by simulating data conditions for the Year 2000 (including 2/29/2000 leap year), began in September 1998. Testing plans for mission critical systems are complete, and testing is proceeding with completion scheduled within regulator stipulated timeframes of 12/31/98 internally and 3/31/99 for vendor supplied systems.

           A successful Y2K test simulation of the Company's primary mainframe systems including deposit, loan and general ledger applications was completed in April 1998.

           Data exchanges with counterparties outside the Company, including the Federal Reserve, will be tested towards the end of 1st Quarter 1999.

           Contingency plans for critical systems will be finalized by June 30, 1999 based upon Renovation and Validation phase results.

  Implementation
           Renovated systems, data bases and utilities will be put into production as soon as possible following their validation, but not later than mid-1999.

           Implementation with servicers of critical systems will be monitored to ensure timely completion.

           Contingency   plans  for  critical   systems   finalized  based  upon
           Renovation and Validation phase results, will be simulated and tested.

  Costs to Address the Company's Year 2000 Issues

  Management has estimated the total cost of its Year 2000 compliance effort at $720,189 of which $439,350 is renovation cost of hardware and software and the remainder of which is $280,839 in resource costs to manage and implement the Company's Y2K project plan. $625,635 of the total cost have been invested to date with $94,553 remaining to be incurred on the project through March 31, 2000. This figure does not include the purchase of hardware or software for items identified in the Testing Phase as needing renovation or replacement.

  Risks of the Company's Year 2000 Issues

  Notwithstanding the Company's efforts, there can be no assurance that potential systems interruptions or the cost necessary to update hardware, software and non- IT systems will not have a material adverse impact on the Company's business, financial condition, results of operations and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers (such as power, telecommunications, etc.) do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

  The Company believes that having completed a diligent assessment of its commercial loan portfolio, that at this time its loan risks are limited to a few borrowers that the Company has assessed as being medium to high risk (technology dependent companies) for a total of $2.05 million out of a portfolio of more than $143 million. It is notable that each of these loans is well collateralized, thereby mitigating the potential of loan losses. The medium to high-risk borrowers are being worked with in an ongoing manner to minimize any adverse impacts to the business borrower or the Company.

  Company's Contingency Plans

  The Company maintains standard disaster recovery and business resumption plans. The Company's contingency plans specific to the Year 2000 will be formulated in conjunction with system renovation and testing results by the 2nd Quarter 1999.

  The Company is confident that its Year 2000 Plan to address the issues associated with the proper functioning of the Company's computer systems before, at and after the turn of the century will meet the business challenges of entering the new millennium.

                         COMSTOCK BANCORP AND SUBSIDIARY


  RESULTS OF OPERATIONS (Three and Nine Months Ended September 30, 1998 and
  1997)

  The Company earned $2,605,000 in the nine months ended September 30,1998, an increase in post-tax earnings of 120% when compared to the $1,184,000 earned
  for the nine months ended September 30, 1997.   For the three month period
  ended September 30, 1998, the Company earned $886,000, an increase of $398,000 or 81.6% over the same period of 1997. On a basic per share basis, earnings were $.59 through September 30, 1998 versus $.27 for the same period of 1997 (see exhibit (a) 11 for earnings per share computations). For the second quarter of 1998 the basic earnings per share were $.20 versus $.11 for the second quarter of 1997. Return on average assets for the nine months ended September 30, 1998 was 1.70% versus 1.01% for the same 1997 period. Return on average equity was 20.49% versus 11.39% in the 1997 comparable period.

  Management believes that the following items had the largest impacts on income for the three and nine month periods ended September 30, 1998:

     1.Lower  interest  rates on mortgage  loans spurred an increase in mortgage refinancing as well as home buying. Real estate mortgage loan originations increased 32.9% to $48.1 million in the three months ended September 30, 1998 versus $36.2 million in the same 1997 period. In the nine month period ended September 30, 1998, mortgage loan originations increased by 48.5% to $144.5 million versus $97.3 million in the six month period of 1997. Assuming a continuation of the current interest rate environment, management believes that it is possible for 1998 to be the highest mortgage origination year in the Company's history.

     2.The increase in loan originations contributed to higher average loan balances outstanding providing an increase in both interest and loan fee income. For the nine months ended September 30,1998, the loan portfolio balance averaged $142.8 million compared to $108.3 for the same period of 1997. For the three month periods ended September 30, 1998, the loan portfolio balance averaged $143.6 million versus $116.7 million for the same period of 1997.

     3.The  receipt of  'additional'  interest  from a  development  loan in the
       Company's portfolio augmented earnings. Under the terms of the loan, the Company collects normal interest payments plus an additional $2,100 for each lot the developer sells. In the first quarter of 1997, 30 lots were sold, producing "additional interest" income of $63,000. In the second quarter of 1997, 50 lots were sold, adding $105,000 in additional pre-tax income and in the third quarter 28 lots were sold, adding $58,800 to income. In the first three months of 1998, 59 lots were sold for pre-tax 'additional' interest income of $124,000. In April, 35 lots were sold and closed, and the Company received 'additional' interest income of $73,500. In May, as part of a refinancing package for the developer , the Company released its lien on more than 300 lots in exchange for $521,900 (approximately $1,700 per lot). After the refinancing, the Company held the right to receive the 'additional' interest income of $2,100 on 148 lots. In June, 10 lots were sold and the Company received $21,000. In September, 31 lots were sold and Company received $65,100. As of September 30, 1998, the Company retained the right to receive 'additional' interest income on 107 lots. In October, 1998, the Company collected $10,500 as five lots were sold.

                                 Loan Interest  Income ($000)
                              Three & Nine months ended Sept. 30
                                Three Months      Nine Months
                                1998    1997     1998     1997
  Loan Interest Income        $3,580  $2,772  $10,111  $7,685
  Additional Interest Income  $   65  $   59  $   805  $  281


     4.The Company sold a one acre parcel adjacent to its headquarters for a pre- tax gain of approximately $164,000. The Company determined that expansion of its headquarters would be too costly given its projected needs and alternative rents. The Company leased and remodeled a warehouse space, which its uses for its back office and computer operations at a much lower per square foot cost than the alternative of building on the adjacent lot.

     5.The Bank has historically maintained a real estate loan servicing portfolio of approximately $40 to $50 million owned by other investors for which a servicing fee is earned. Management has determined the fees earned on the portfolio are not sufficient to warrant the cost involved in performing the servicing function and sold the portfolio in August. A pre-tax gain of $326,000 was realized on the sale.

     6.Other non-interest rate related events also had a significant impact on net income. Non-interest income increased by $13,000 for the three months ended September 30, 1998 over the same period of 1997, and increased $282,000 for the nine months ended September 30, 1998 over the same 1997 period. The increase is the result of rising deposit service charges generated by the addition of two branch locations in 1997, fees earned on a new accounts receivable servicing product and due to dividend income realized on various life insurance policies owned by the Bank.

       The Company committed a significant amount of resources for expansion in 1997. As a result of the new Galena and Sparks branches, the lease and remodel of the new operations center, and a partial remodel of the headquarters building, occupancy expenses rose $124,000 (23.3%), and furniture and equipment expenses rose $125,000 (30.1%) when comparing the nine months ended September 30, 1998 to the same 1997 period. For the three month periods ended September 30, 1998 and 1997, the increases were $7,000 (3.5%) and $24,000 (15.6%) for occupancy and furniture and equipment expenses, respectively. The deployment of capital for additional branches is a strategy that enhances the Company's deposit acquisition capability. Management believes that the Company needs a strong presence in northern Nevada to continue on the growth path of the recent past. The investment of capital in technological improvements targeted toward the Company's commitment to small business customers and toward an increased competitive presence is necessary to obtain a stable diverse customer base and to move its deposit base further toward a core of relationship customers and further away from dependence on a higher cost, non-core, single relationship customer base. The Company successfully migrated from its computer service bureau to an in-house system in October of 1997. Deployment of electronic products and services has been scheduled for the next several quarters with personal computer banking for small business customers being the product most recently introduced.

       Other operating expenses rose $8,000 (.5%) in the nine months ended September 30, 1998 over the same 1997 period. For the three month period ended September 30, 1998, other operating expenses declined $17,000 (3.2%) over the same 1997 period. The costs in these areas are leveling out with prior periods now that the Company's in-house data processing functions have been operational for ten months and the two new branch facilities have been operational for fourteen to nineteen
       months.    The Company's efficiency ratio improved to 64.0% for the
       third quarter of 1998 compared to 73.8% for same quarter of 1997.

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

       The Company provided $290,000 more to its loan loss reserve (Provision for Credit Losses) in the first nine months of 1998 and $150,000 more in the third quarter of 1998 than it did in the same 1997 periods. Management's decision to increase the loan loss reserve came after a thorough review of the loan portfolio by management and the Loan Committee and an assessment of the risks in the portfolio and in the general economy. Such contributions are consistent with the Company's strategy to build a commercial loan portfolio, which carries a higher risk profile.

       The following Interest Rate Sensitivity Analysis Table provides a picture of income and interest sensitivity for selected categories in a comparative format for the three and nine month periods ended September 30, 1998 and 1997. The tables show the interest sensitive assets and liabilities, their yields, the difference in income, and the amount of the difference due to volume change, rate change, and the combination of volume and rate change.

                                COMSTOCK BANCORP
                 CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
             For the Three Months Ended September 30, 1998 and 1997

                                                                                                                Rate/
                                 (Unaudited)      Yield/    (Unaudited)        Yield/    Total      Volume       Rate       Volume
For Quarter Ended               Sept. 30, 1998    Rate      Sept. 30, 1998     Rate      Change    Variance    Variance    Variance
Loans:
Loan Income                       $3,285,616      9.05%       $2,761,361       9.36%    $524,255   $637,585    ($92,072)   ($21,259)
Loan Fees and
  Servicing Income                 1,413,767                     793,382                 620,385          -           -           -
  Total Loan, Servicing,
    And Fee Income                $4,699,383     12.94%       $3,554,743      12.05%  $1,144,640          -           -           -
Investments:
Fed Funds and
Mutual Fund Income                  $210,663      5.50%          $73,114       5.59%     137,549    141,026      (1,187)    ($2.290)
Income from
  Investment Securities              465,034      5.81%          347,994       5.68%     117,040    106,703       7,911       2,426
Interest-Bearing
  Deposit Income                      19,001      6.68%           21,906       6.48%      (2,906)    (3,455)        652        (103)

  Total Investment Income           $694,698      5.73%         $443,014       5.70%     251,684   $247,807      $2,486      $1,391
Trading Account Assets
  And Other Investments               14,123      6.70%            7,316       6.59%       6,807      6,572         124         111

EARNING ASSETS:
  Total Interest Income           $3,980,313      8.18%       $3,204,375       8.57%    $775,939   $885,392    ($89,585)   ($19,868)
  Total Interest, Servicing,
   Fee, and Trading
   Account Income                 $5,408,203     11.11%       $4,005,073      10.71%  $1,403,130          -           -           -

Deposits:
Interest on Deposits:
  Transaction Accounts              $534,127      3.35%         $394,581       3.26%    $139,547   $125,815     $10,412      $3,320
  Time and Savings
    Deposits                       1,305,889      5.37%        1,023,363       5.28%     282,525    259,806      18,119       4,600
    Total Deposit
      Interest Expense            $1,840,016      4.57%       $1,417,944       4.50%    $422,072   $395,364     $20,885      $5,823

BORROWED FUNDS:
  Other Borrowed Funds               $93,993      6.22%          $13,462       6.46%     $80,531    $84,176       ($503)    ($3,143)
    Total Interest Expense        $1,934,009      4.63%       $1,431,406       4.52%    $502,603   $455,383     $35,823     $11,397

NET INTEREST DIFFERENTIAL         $2,046,305      3.55%       $1,772,969       4.05%    $273,336   $403,009   ($125,408)   ($31,265)
  (Excludes fee income)
NET INTEREST DIFFERENTIAL         $3,474,195      6.48%       $2,573,667       6.19%    $900,528          -           -           -
  (Includes fee income)

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

                                COMSTOCK BANCORP
                 CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
              For the Nine Months Ended September 30, 1998 and 1997

                                                           COMSTOCK BANCORP
                                            CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
                                         For the Nine Months Ended September 30, 1998 and 1997
                                                                                                                             Rate/
                               (Unaudited)     Yield/      (Unaudited)     Yield/      Total        Volume        Rate       Volume
For the Nine Months Ended:   Sept. 30, 1998     Rate     Sept. 30, 1997     Rate       Change      Variance     Variance    Variance
Loans:
Loan Income                    $10,420,220      9.72%        $7,762,984     9.56%   $2,657,236   $2,485,766     $123,758    $39,587
Loan Fees and
  Servicing Income               3,523,702                    2,001,269              1,522,433            -            -          -
  Total Loan, Servicing,
    And Fee Income             $13,943,922     13.00%        $9,764,253    12.04%   $4,179,669            -            -          -
Investments:
Fed Funds and Mutual
  Fund Income                     $451,367      5.41%          $327,803     5.46%     $123,564     $127,664      ($2,950)   ($1,149)
Income from
  Investment Securities          1,185,729      5.71%           984,840     5.93%      200,889      246,657      (36,601)    (9,167)
Interest-Bearing
  Deposit Income                    65,519      6.57%            70,954     6.52%      (5,435)      (5,907)          515        (43)

  Total Investment Income       $1,702,615      5.65%        $1,383,597     5.83%     $319,018     $374,071     ($43,336)  ($11,716)
Trading Account Assets
  And Other Investments             47,769      7.80%            14,248     4.47%       33,521       13,148       10,595      9,777
EARNING ASSETS:
  Total Interest Income        $12,170,604      8.82%        $9,146,581     8.70%   $3,024,023   $2,843,692     $129,567    $40,236
  Total Interest, Servicing,
    Fee, and Trading
    Account Income             $15,742,075     11.41%       $11,162,099    10.61%   $4,579,976            -            -          -

Deposits:
Interest on Deposits:
  Transaction Accounts          $1,488,800      3.35%        $1,110,665     3.27%     $378,135     $340,992      $28,418     $8,725
  Time and Savings
    Deposits                     3,735,151      5.37%         2,847,271     5.21%      887,880      777,883       86,394     23,603
    Total Deposit
      Interest Expense          $5,223,951      4.58%        $3,957,936     4.47%   $1,266,015   $1,132,667     $103,678    $29,670

BORROWED FUNDS:
  Other Borrowed Funds             278,738      6.21%            13,748     6.70%      264,990     $286,866       (1,000)   (20,875)
    Total Interest Expense      $5,502,689      4.65%        $3,971,684     4.47%   $1,531,006   $1,325,491     $154,090    $51,425


NET INTEREST
 DIFFERENTIAL                   $6,667,915      4.17%        $5,174,896     4.23%   $1,493,019   $1,518,201     ($24,523)  ($11,189)
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL                  $10,239,386      6.76%        $7,190,414     6.14%   $3,048,971            -            -          -
  (Includes fee income)

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

  For the three month periods ended September 30, 1997 and 1998, the yield on loan income before fees is lower in 1998 than the same period of 1997. Once fees are included the yield is higher 1998 than in the same period of 1997. The yields on the fed funds and mutual funds are lower while yields on the investment securities and interest-bearing deposits in other financial institutions is higher in the three month period ended September 30,1998 period than in the same period of 1997. The rates on deposits for the three month period ended September 30, 1998 are again higher than the same period of 1997, while the rate on other borrowed funds is lower for the period. The comparison of interest sensitive assets between the nine month periods ended September 30, 1997 and 1998 shows higher yields in loan income both before fees and when fees are included. The yields on fed funds and mutual funds and on the investment portfolio are lower in the nine month 1998 period than
  the same period of 1997.   The yields on interest-bearing deposits in other
  financial institutions is slightly higher for the nine month period ended September 30, 1998 versus the same 1997 period. The comparison of interest sensitive liabilities for the nine month period show an increase in rates in all deposit accounts and a decrease in rates on other borrowed funds.

  In the three month period ended September 30, 1998 compared to the same period of 1997, loan income increased $524,000 of which $638,000 was the result of increased portfolio balances and ($92,000) was the result of decreased yields (without $65,000 of "additional interest" income the yield for this period would have been 8.87% and is comparable to a yield of 9.36% in the same 1997 period). For loan income the increase in the level of both commercial loans held in portfolio and the real estate loans held for sale continue to result in a positive volume variances. For the nine months ended September 30, 1998 compared to the same period of 1997, loan income increased $2,657,000 of which $2,485,766 was due to larger portfolio balances and $124,000 to increased yields ($805,000 of "additional interest" income discussed previously contributed to the yield increase; the yield without the "additional interest" would have been 8.97% for the nine months ended September 30, 1998 versus 9.72% for the same 1997 period, the result of tightening margins). Fierce competition for loans has resulted in reduced margins. Again, for this period, when loan fees and servicing income are factored in, the result is an increase of $4,180,000 in total loan, servicing and fee income (including the gain on the sale of the servicing portfolio discussed previously). Because the Company is a large originator and seller of mortgage loans, fee income plays a major role in Company earnings. When the Company sells loans, all of the deferred fee income on the sold loans is immediately recognized as income. Total loan and fee income yields increased from 12.04% to 13.00% in the nine month period. When loan fees and servicing income are included in this period, the result is an increase of $1,144,640 in total loan, servicing and fee income. Total loan fees for the three month period increased yields from 12.05% to 12.94%.

  Income from fed funds and mutual fund investments increased by $138,000 in the three month period ended September 30, 1998 over the same 1997 period and by $124,000 in the nine month period ended September 30, 1998 over 1997. The increases were due to larger invested balances for both the three and nine month periods.

  Higher yields on Investment Securities combined with an increase in the invested balances netted the Company an increase of $117,000 for the three month period ending September 30, 1998 over the same 1997 period. Lower yields offset by higher balances netted an increase of 201,000 for the nine month period ended September 30, 1998 over the same 1997 period.

  Interest bearing deposits with other financial institutions showed higher yields and lower invested balances, which netted to a decrease of $3,000 in income for three month period and a decrease of $5,000 in income for the nine month period.

  Total investment income increased 56.8% or $252,000 for the three month period as a result of increased invested balances in investment securities, fed funds and mutual funds. Overall, total investment income increased by 23.1% or $319,000 for the nine month period as a result of increased invested balances in investment securities, fed funds and mutual funds.

  The cost of interest sensitive liabilities was higher on all deposit accounts for both the three and nine month periods ended September 30, 1998 over the same period of 1997 and was the result of rapid loan growth in late 1997 which was funded by the purchase of higher cost time deposits as well as borrowings from the Federal Home Loan Bank of San Francisco. For the three month period, increased deposit balances contributed to $395,000 of increased costs, with increased rates contributing $21,000. Increased deposit balances contributed to $1,132,000 of increased costs, while increased rates contributed to $104,000 of increased costs for the nine month period ended September 30, 1998 over the same period of 1997.

  In summary, on the asset side, larger loan, investment securities portfolio and fed funds levels increased income by $776,000 in the three months ended September 30, 1998 over the same period of 1997 and increased income by $3,024,000 in the nine month period. When fee income is included, the increase in income for total earning assets, in the three month period of 1998 over 1997 is $1,403,000 and for the nine month period the increase is $4,580,000. For the three month period ending September 30, 1998, increased costs of deposits and other borrowed funds of $503,000 resulted in a net interest income differential increase, excluding servicing fee income, of $273,000. With fee income included, the net interest income differential increased $901,000. When the increased costs of deposits and other borrowed funds of $1,531,000 for the nine month period is taken into account, the Company's net interest income differential, excluding servicing and fee income, increased $1,493,000. With fee income included, the net interest income differential increased $3,049,000.

  Part II.

  Item 1.   Legal Proceedings.

          The Company has been in litigation with Raymond B. Graber, II ("Graber"), since 1991 as discussed the the Company's Form 10-KSB filed March 20, 1998. In February, 1998, the District Court entered an order confirming in part, and vacating, in part, the award of the arbitrator. In September, 1998, the Court entered a judgment directing the Company to pay $272,949.23 in "restitution" and accrued interest to Graber and $75,000 in attorneys' fees, for a total judgment of $347,949.23. The Company has appealed the judgment to the Supreme Court of Nevada, and enforcement of the judgment has been stayed pending resolution of the appeal. Regardless of the outcome of the appeal, the Company's counsel believes that the amount of judgment, with the additional interest that will accrue thereon during the appeal, plus the active loan balance of $142,222.95 (a total of $490,172.18) is the maximum exposure to the Company.

  Item 2.   Changes in Securities.  None.

  Item 3.   Defaults Upon Senior Securities.  Not Applicable.

  Item 4.   Submission of Matters to a Vote of Securities Holders.  None.

  Item 5. Other Information: The Securities and Exchange Commission has recently amended Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting, without mention of the proposal in the proxy material, if it receives notice of the proposed non-Rule
           14a- 8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting. As this new provision applies to the Company, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after March 12, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.


  Item 6.(a) Exhibits. The following exhibits are filed with or incorporated by reference into this Form 10-QSB (numbering corresponds to Exhibit Table in Item 601 of Regulation S-K):

                    No.  Exhibit                            Page
                    11.  Computation of per share earnings    26
                    27.  Financial Data Schedule              27


          (b) Form 8-K. None.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK BANCORP



     Date: October 29, 1998         /s/ Robert N. Barone
                                        Robert N. Barone,
                                        Chairman, CEO and Treasurer
                                        (Principal Accounting and Financial
                                        Officer)


     Date: October 29, 1998         /s/ Larry A. Platz
                                        Larry A. Platz,
                                        President and Secretary

                                COMSTOCK BANCORP
                                   EXHIBIT  11

               COMPUTATION OF CONSOLIDATED NET EARNINGS PER SHARE
         For the Three and Nine Months Ended September 30, 1998 and 1997

                                                                  Three Months    Three Months
                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                    Sept 30, 1998  Sept 30, 1997  Sept 30, 1998  Sept 30, 1998

  Net Income:                            $2,605        $1,184           $886           $488

  Net Income per Common Share
  (assuming no dilution):
     Weighted Avg. Shares             4,450,993     4,308,818      4,471,818      4,378,718
  Outstanding:
     Basic Earnings per Share:             $.59          $.27           $.20           $.11

  Net Income per Common and Common
  Equivalent Shares:

  Adjusted Weighted Avg. Number of
  Shares Outstd. After Giving         4,934,335     4,714,198      4,958,068      4,800,101
  Effect to the Conversion of
  Options and Warrants:
  Diluted Earnings per Share:              $.53          $.25           $.18           $.10

                                COMSTOCK BANCORP
                                   EXHIBIT 27
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             FINANCIAL DATA SCHEDULE

                                                                 $ in
                                                               Thousands

   Cash and Due from Banks (Non-Interest Bearing)                $11,417
   Interest-bearing Deposits in Domestic Financial                 1,081
   Institutions
   Fed funds and Overnight Mutual Funds Sold                      16,816
   Trading Account Securities                                          9
   Investment and Mortgage back Securities Held for Sale          29,160
   Investment and Mortgage back Securities Held to Maturity -      9,025
   Carrying Value
   Investment and Mortgage back Securities Held to Maturity -      9,153
   Market Value
   Loans                                                         144,097
   Allowance for Credit Losses                                     1,472
   Total Assets                                                  226,862
   Deposits                                                      200,839
   Short-term borrowings                                               0
   Other Liabilities                                               1,569
   Long-term debt                                                  6,000
   Preferred stock - mandatory redemption                              0
   Preferred stock - no mandatory redemption                           0
   Common Stock                                                       45
   Other Stockholders Equity                                      18,409
   Total Liabilities and Stockholders Equity                     226,862
   Interest and Fees on Loans                                     13,915
   Interest and Dividends on Investments                           1,233
   Other Interest Income                                             518
   Total Interest Income                                          15,666
   Interest on Deposits                                            5,224
   Total Interest Expense                                          5,503
   Net Interest Income                                            10,164
   Provision for Loan Losses                                         470
   Investment Securities Gains/Losses                                (1)
   Other Expense                                                   6,710
   Income/Loss Before Income Tax                                   3,571
   Income/Loss Before Extraordinary Items                          3,571
   Extraordinary Items , Less Tax                                      0
   Cumulative Change in Accounting Principles                          0
   Net Income or Loss                                              2,605

   Earnings Per Share - Primary                                     0.59
   Earnings Per Share - Fully Diluted                               0.53
   Net Yield - interest earning assets - actual                    9.72%
   Loans on Non-accrual                                              633
   Accruing Loans past due 90 Days or More                            61
   Troubled Debt Restructuring                                         0
   Potential Loan Problems                                             0
   Allowance for Loan Losses - Beginning of Period                 1,076
   Total Charge-Offs                                                  75
   Total Recoveries                                                    1
   Allowance for Loan Losses - End of Period                       1,472
   Loan Loss Allowance allocated to Domestic Loans                 1,472
   Loan Loss Allowance allocated to Foreign Loans                      0
   Loan Loss Allowance - Unallocated                                   0