Form 10KSB
period 1998-12-31
COMSTOCK BANCORP
filed 1999-03-18
CIK 1035733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

                                       OR
[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

                         Commission File Number: 0-22391

                                COMSTOCK BANCORP
                                ----------------
                 (Name of small business issuer in its charter)

         NEVADA                                         86-0856406
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)
  6275 NEIL ROAD
  RENO, NEVADA                                         89511
---------------                                        -----
(Address of principal executive offices)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 824-7100


Securities registered pursuant to Section 12(b) of the Act:            NONE
Securities registered pursuant to Section 12(g) of the Act:            COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                                                       ---------------------------------------
                                                                       Title of Class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained herein, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for the most recent fiscal year:
$21,363,574.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the NASDAQ System as of February 16, 1999, was $57,243,375. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of February 28, 1999, there were issued and outstanding 5,108,900 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II and III of Form 10-KSB -    Proxy Statement for the 1999 Annual Meeting
                                     of Shareholders

                                     PART I

ITEM 1 -- BUSINESS

         Certain statements in this Annual Report on Form 10-KSB include forward- looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competition within the banking industry; reduced margins as a result of changes in interest rates; unexpected changes in national, regional or local economic conditions which may result in, among other things, a deterioration in credit quality and an increase in loan losses and/or loan loss provisions; changes in the regulatory environment; changes in business conditions, particularly in Washoe County, NV and in the housing industry; certain operational risks involving data processing systems or fraud; volatility of certain rate sensitive deposits; interest rate risks in the matching of assets and liabilities; liquidity risks; and changes in the securities markets. See also the section included herein "Certain Additional Business Risks" and other risk factors discussed elsewhere in this report. Comstock Bancorp (the "Company") does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


General
-------

         The Company, a Nevada bank holding company organized in 1997, operates Comstock Bank (the "Bank") as its only operating subsidiary. The Company conducts a general banking business, including the acceptance of demand, savings, and time deposits and the making of commercial, real estate, installment and other term loans. The Company's deposit accounts are insured up to the maximum legal limits by the FDIC. The Company offers checking and savings accounts, certificates of deposit, money market and NOW accounts and commercial real estate, residential real estate, residential construction, commercial loans, and installment loans. The Company operates five ATM machines, one at each of its full-service branches, offers its customers night depository services, bank-by-mail, and Visa cards. In 1998, the company began offering personal computer banking for business customers.

         The Company provides its range of services primarily to businesses and individuals in the northern Nevada area. Deposits are gathered primarily from the Reno and Carson City areas. However, the Company's lending area extends throughout all parts of northern Nevada, including Reno, Sparks, Carson City,

Minden/Gardnerville, Dayton, Incline Village and other communities at Lake Tahoe. In 1998, the Company, whose assets averaged $209 million for the year, originated $303 million of loans consisting mainly of residential, commercial, and development loans, of which $160 million (52.8%) were sold in the secondary market.

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

         Northern Nevada is generally considered to be "high desert" in terms of rainfall, natural vegetation, and climate. As a result of unusually dry weather conditions during the late 1980s and early 1990s and continued population growth, northern Nevada experienced a severe drought. Since the winter of 1994-95, however, the area has experienced above normal precipitation culminating in what experts believe to have been at least a 50 year flood in the first few days of 1997. Precipitation in the 98-99 water year is "above normal" to date. Should drought conditions return, as is possible in the high desert environment, governmental authorities may take actions intended to alleviate the drought including, without limitation, restrictions on the issuance of building permits. Because the majority of the Company's lending is to the real estate industry, such governmental actions, if taken, could have a material adverse effect on the financial condition and earnings of the Company. Because of recent precipitation levels, management does not expect governmental authorities to take actions, which would impact the Company's business in 1999.




Competition and Market Area
---------------------------

         The Company's deposit service area, Carson City, Reno and Sparks (Washoe County) contains approximately 76 deposit taking offices of other banks and savings institutions. In addition, there are approximately 96 mortgage lenders in the Company's primary lending area in Washoe County, and 25 in Carson City. The financial institution business in the Company's primary service areas is highly competitive with respect to both loans and deposits. In the last quarter of 1995, Norwest Bank purchased two local institutions, American Federal Savings Bank and Primerit Savings Bank. Norwest had already been a competitor in the local area with real estate lending offices. Since these acquisitions, Norwest has become Washoe County's leading first mortgage lending institution. In December, 1998, Norwest Mortgage had a 13.3% share of the residential real estate market in Washoe County and was the leading residential real estate lender, while the Company had 3.4% share and was tenth. In early 1996, Wells Fargo became the successful bidder for First Interstate Bank. In 1998, Norwest and Wells Fargo merged and now operate under the Wells Fargo name. Recent activity indicates that Wells Fargo has increased focus on commercial and SBA lending.

         Management believes that competition has increased significantly as a result of the bank merger activity discussed above. The resulting larger banks have services, which the Company does not offer, including international banking, trust services, securities and mutual fund sales, insurance and annuities, and cash and vault services. In addition, the large banks have significantly higher dollar capitalizations and, thus, significantly higher lending limits than the Company's bank subsidiary. Generally, larger financial institutions are able to operate with lower non-interest expenses as a percentage of earning assets than the Company, enabling them to operate profitably at lower net interest margins. Finally, the larger institutions are often able to portfolio loans and may offer "below market" rates to attract volume as well as offering low or no fee loan options. Through 1997 and 1998, management noted that its lending net interest margins had shrunk. The commercial lending department reports that, due to competition in the local market, up front fees on loans have declined, the rates offered by the competition have declined, and other terms have become more liberal.

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

         In the past, the principal competition for deposits and loans were banks, savings and loan associations, and credit unions. To a lesser extent, thrift and loan companies, mortgage brokerage companies and insurance companies also have provided competition. In the 1980s, both federal and state legislation increased competition by expanding the authority of savings and loan associations to make consumer and commercial loans. Of more concern is the fact that other institutions have been permitted to offer products and services that traditionally had been offered by banks. Institutions such as credit unions, brokerage houses, mutual funds, and insurance companies now offer checking accounts, money market funds and various consumer loans. In 1998, Congress passed legislation expanding the domain of credit unions while maintaining their federal tax exemption. This gives credit unions a significant advantage over community banks. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks in the acquisition of deposits. For the past several years, but especially since 1995, with the spectacular increases in stock prices in the U.S., consumers have increasingly put their savings into mutual funds rather than in more traditional interest bearing bank deposits.

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

         Significant technological developments continue in the realm of electronic banking (bank from home or office). The increasing trend toward electronic customer services has required banks to change the way both deposit and consumer lending products are offered and serviced. An increased investment in data processing assets and personnel will result in changes in delivery costs. The Company had a very large capital budget in 1997 and opened two new branches, an operations center, expanded the office space available for its commercial and real estate departments, and purchased and installed an in-house mainframe computer system. These changes allowed the Company to offer a personal computer banking product to business customers in 1998 and to prepare for the introductions of other electronic products over the next few years.

Lending Activities

         COMMERCIAL LOANS. Commercial loans are made for shorter terms, and often at higher interest rates but with less fee income, than are conventional real estate loans, but at lower rates than many consumer loans. However, because of the larger average size of commercial loans, the non-interest cost of originating and servicing such loans per dollar of loan balance is often lower than for consumer loans. Management believes that the shorter maturities of commercial loans provide greater liquidity and protection to the Company against increases in market interest rates. However, in many cases, the Company and/or the borrower anticipate that the loan will be renewed at maturity if the borrower's condition has not deteriorated and a suitable principal reduction is made. Often, such loans have variable rates, which are tied to an appropriate rate index.

         The Company's commercial loans are generally secured, usually by real property. The Company also collateralizes loans with equipment, inventory or marketable securities. Many of the Company's commercial loans are amortizing with monthly payments. The notes on the loans usually are for a term of one to five years. Often, the amortization schedule is for a term longer than the note, thus giving rise to a balloon payment when the note matures.

         REAL ESTATE LOANS. The Company's portfolio of real estate loans consists primarily of loans for construction and land development. The Company has established relationships with a number of Nevada developers and builders, primarily developers of residential properties. Real estate development loans are made for a much shorter term, and often at higher interest rates, than other longer-term (i.e., "permanent") real estate loans. The cost of administering such loans is often higher than for other real estate loans, as principal is drawn periodically as development progresses. The Company's builders' control unit provides inspection, voucher, check writing, and accounting services both to the Company and to the contractor/builder/developer. In the table below, these loans are identified as "Construction and Development" loans. The slower growth in the loan balance in 1998 is a result of several factors including (i) increased market competition in both northern and southern Nevada, (ii) easier terms and credit standard by those competitors, and (iii) changes in programs as a result of compliance issues. Because the Company's mortgage lending activities are conducted through a community bank charter as opposed to a mortgage company, management believes that the Company is subject to a higher standard of regulatory enforcement on consumer compliance than its competition whose business is not closely scrutinized by the regulatory authorities.

         The Company also makes real estate loans secured by first deeds of trust on single family residential properties. Most of the loans the Company originates on such properties (approximately 83% in 1998 and 81% in 1997) are sold in the secondary market, all on a non-recourse basis. Except for loans sold to FNMA and FHLMC, the Company has traditionally sold the servicing rights with the loans. As a general rule, the Company has a "take out source", a secondary market purchaser (usually a large purchaser of mortgage paper such as Countrywide Mortgage or Norwest Mortgage), for all of the residential loans that it originates. In the table below, the category entitled "Loans Held for Sale" consists of loans that the Company has funded which are in various stages of document shipping and approval awaiting monies from the final secondary market purchasers. In 1998, the Company reviewed the costs associated with maintaining the serviced loan portfolio and based on those findings decided to discontinue the program. The portfolio of serviced loans was sold to a third party investor for a gain of approximately $326,000.

         In the table, the "Other Mortgages" line consists of conventional real estate (1-4 family) and multi-family home loans held for one year or longer. In 1997, the Company sold loans from this portfolio. In 1998, the Company increased its portfolio of equity lines secured by 1-4 single family homes.

         CONSUMER LOANS. The Company has never had a large portfolio of consumer loans. Of the Consumer Loan balance as of December 31, 1998, the Company has less than $220,000 outstanding in its Visa credit card program.

         The following table shows the composition of the Company's loan portfolio as of December 31, 1998, 1997 and 1996:

                                                 LOAN PORTFOLIO MIX
                                                  As of December 31,
                                      -----------------------------------------
                                         1998            1997            1996
                                         ----            ----            ----
                                              (In thousands of dollars)
Commercial & Industrial               $ 103,609       $ 101,812       $  69,334
Real Estate:
  Construction & Development             15,467          15,218          13,390
  Loans Held for Sale                    15,089          13,946           7,806
  Other Mortgages                         5,577           2,326           3,934
Consumer                                  2,632           3,411           2,060
                                      ---------       ---------       ---------
  Gross Loans(1)                        142,374         136,713          96,524
Allowance for credit losses              (1,598)         (1,076)           (857)
                                      ---------       ---------       ---------
  Net Loans                           $ 140,776       $ 135,637       $  95,667
                                      =========       =========       =========

(1) Excludes deferred fees of $552,000, $532,000 and $306,000 in 1998, 1997, and
1996, respectively.

         Consistent with the Company's philosophy, there are no foreign loans or energy related loans.

         The following table shows the amounts of certain loans outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand and other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                             LOAN PORTFOLIO MATURITY

                              Commercial                Real
                             & Industrial               Estate               Consumer           Total(1)
                             ------------               ------               --------           --------
                                                      (In thousands of dollars)

In 1 year or less              $ 72,664                $ 12,561              $ 1,319           $ 86,544
Over 1 year -- 5 years           20,273                   7,740                  994             29,007
Over 5 years                     10,672                  15,832(2)               319             26,823

    (1)  Totals exclude deferred fees of $552,000.
    (2) $11 million are construction loans that will roll to permanent loans when construction is completed and will be sold in the secondary market.

         At December 31, 1998, of the approximately $55,830,000 of loans due after one year, approximately $30,444,000 had fixed interest rates and approximately $25,386,000 had floating or adjustable interest rates.

         COMMITMENTS AND LINES OF CREDIT. In the normal course of business, the Company makes commitments (including lines of credit and standby letters of credit) to extend credit to be called upon at the option of the borrower. As of December 31, 1998, the Company had $60,874,000 of such commitments outstanding. As of December 31, 1997, the Company had $50,453,000 of such commitments outstanding. In addition, as of December 31, 1998, the Company had issued commitments of approximately $16 million to individuals to purchase single family residential properties which the Company, in turn, had committed to sell in the secondary market. The Company expects that substantially all of such commitments will be drawn upon in the ordinary course of business. Many of the commitments are the unfunded portions of construction loans. The evaluation of a commitment that is not a construction loan is made on an individual basis similar to that required for a loan. It is standard practice to require the potential borrower to pay a fee and/or maintain a depository or borrowing relationship regardless of whether or not the commitment is used by the borrower.

Seasonality
-----------

         The Company experiences seasonality in its lending business, especially in the first quarter and throughout much of the second quarter, due to the fact that construction lending is usually at its low point and mortgage lending is seasonally slower. The extent of the seasonal impact usually depends on the severity of the winter. In some years, when the Reno/Sparks and Carson City areas have little snowfall, the seasonal impact is mild. In years when snow remains on the valley floors for significant periods and temperatures remain below freezing, the seasonal impact is more significant. Because of the "Flood of 97" in Reno in early January, there were large impacts on real estate lending in the first and second quarters. For Washoe County, total mortgage lending in 1998 was 81% higher than in 1997. During the first two months of 1999 the winter has been moderate with new home construction and home sales remaining strong.

         NON-PERFORMING AND NON-ACCRUAL LOANS. The Company generally determines a loan to be "non-performing" when interest or principal is past due 90 days or more. If it appears doubtful that the loan will be repaid, management may consider the loan to be "non-performing" before the lapse of 90 days. If, however, a workable program for the return of the loan to a current condition has been established with the borrower, this period may exceed 90 days. Classification of a loan as "non-performing" does not necessarily indicate a future charge-off, although the Company generally charges off all past due unsecured loans after 90 days.

         It is current Company policy to cease accruing interest on loans that are past due as to principal or interest 90 days or more, except for loans that are well secured and in the process of collection. When a loan is placed on "non-accrual", previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal and interest on the loan appears to be available.

         The following table presents information with respect to loans which, as of the dates indicated, were "non-performing" and were on "non-accrual" status:


                                                         NON-PERFORMING &
                                                         NON-ACCRUING LOANS

                                                         As of December 31,
                                                         ------------------
                                                   1998         1997            1996
                                                   ----         ----            ----
                                                      (In thousands of dollars)
                  Past Due:
                  --------
                  Still Accruing:
                  90 days or more... :           $   127       $   103        $   420
                  Not Accruing........ :         $   604       $ 2,573        $ 3,184

         For the fiscal year ended December 31, 1998, gross interest income, which would have been recorded, had the non-accruing loans been current amounted to $104,354. The amount that was included in interest income on such loans was $38,792 for the fiscal year ended December 31, 1998.


         As of December 31, 1998 the non-accrual loans consisted of two commercial loans. The Company is expecting to realize charge-offs of approximately $560,000 on these loans.

OTHER LOANS OF CONCERN. In addition to the non-performing loans set forth in the preceding table, as of December 31, 1998, there was also an aggregate of $1,575,000 in net book value of loans classified by the Company of which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some concerns regarding of the ability of the borrowers to meet all of the terms and conditions of the notes on a timely basis and which may result in the future inclusion of such items in the non-performing asset categories. The principal components of loans of concern are three commercial loans totaling $860,000 and three SBA loans totaling $620,000 (which are guaranteed up to 85% by the federal government).

         As of December 31, 1998, there were no other loans not included on the foregoing table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

SUMMARY OF LOAN LOSS EXPERIENCE. The following chart is an analysis of the Company's loan loss experience for the years ended December 31, 1998, 1997, and 1996:


                                                      LOAN LOSS EXPERIENCE
                                                    Years ended December 31,
                                                    ------------------------
                                                1998           1997           1996
                                              --------       --------       --------
                                             (In thousands of dollars except ratios)

Average Loans Outstanding                     $140,106       $113,663       $ 88,646
                                              ========       ========       ========

Allowance, beginning of period                   1,076            857            665

Charge-Offs:
  Commercial & Industrial                           65             31             50
  Real Estate - Construction and
    Development                                     --             --             --
  Real Estate -- Mortgages Held For Sale            --             --             --
  Real Estate -- Other Mortgages                    17             32             --
  Installment                                       20             16             11
  Cash Reserve                                      --             --             --
                                              --------       --------       --------
         Total Charge-Offs                         102             79             61

Recoveries:
  Commercial & Industrial                            3             26              2
  Real Estate - Construction and
    Development                                     --             --             --
  Real Estate -- Mortgages Held For Sale            --             --             --
  Real Estate -- Other Mortgages                    --             --             --
  Installment                                        1              2              1
  Cash Reserve                                      --             --             --
                                              --------       --------       --------
         Total Recoveries                     $      4       $     28       $      3
                                              ========       ========       ========
Net Charge-Offs                                     98             51             59
Additions to Allowance                             620            270            250
Allowance, end of period                      $  1,598       $  1.076       $    857
                                              ========       ========       ========

Ratio of Net Charge-Offs
  To Average Loans Outstanding                    0.07%          0.04%          0.07%
                                              ========       ========       ========

Ratio of Allowance to Total
  Loans at end of period                          1.13%          0.79%          0.89%
                                              ========       ========       ========


         Management and the Loan Committee of the Board of Directors use both a numeric rule and judgment in formulating the allowance for loan losses. In 1996 additions to the allowance were $250,000. In 1997 and 1998 additions to the allowance were $270,000 and $620,000, respectively. The Company has increased the reserve to a level more consistent with current economic conditions.

         The following table sets forth a breakdown of the allowance for loan losses for the year ended December 31, 1998 and 1997:

                            ALLOWANCE FOR LOAN LOSSES
                  (In thousands of dollars except percentages)


                                                                       Percent of                                      Percent of
                                          Amount of Charge-             loans in             Amount of Charge-          loans in
                                          Offs for the year           each category          Offs for the year        Each category
                                                ended                       to                      ended                  to
                                          December 31, 1998            Total Loans            December 31, 1997        Total Loans
                                      =============================================================================================
Commercial & Industrial                                      $65             72.77%                        $31               74.47%
Real Estate - Construction

   And Development                                            $0             10.86%                         $0               11.13%
Real Estate - Mortgages
   Held for Sale                                              $0             10.60%                         $0               10.20%
Real Estate - Other
   Mortgages                                                 $17              3.92%                        $32                1.70%
Installment                                                  $20              1.85%                        $16                2.50%
                                      =============================================================================================
     Total                                                  $102            100.00%                        $79              100.00%

         As of January 1, 1996, the Company adopted Statement of Accounting Standards ("SFAS") No. 114, "Accounting By Creditor for Impairment of A Loan". This change in accounting practice requires the Company to mark "impaired" loans to the lower of book value, or (i) the discounted value of the estimated cash flow, (ii) the value of the collateral, or (iii) an observable market price. A loan is considered by the Company to be "impaired" if (i) it has been placed in a non-accrual status, (ii) it is unlikely that the Company will collect all amounts due under the loan contract, and (iii) it remains in impaired status if it is currently performing but is not showing a consistent payment practice. At December 31, 1998 impaired loans had a carrying value of $1,005,000 with an allowance for losses of $484,000. At December 31, 1997 impaired loans had a carrying value of $2,541,000 with an allowance for losses of $66,000.

Investment Activities
---------------------

         The Company uses the investment portfolio as a secondary source of liquidity and for income. The Company's liquidity ratio, defined as the value of marketable assets divided by volatile liabilities, stood at 31% as of December 31, 1998 as compared to 26% as of December 31, 1997 and 28% as of December 31, 1996. As of December 31, 1998, the Company had $17.2 million in overnight funds and $39.8 million in marketable securities and time deposits. In contrast, as of December 31,

1997, the Company had $9.9 million in overnight funds and $26.3 million in marketable securities and time deposits. Also as of December 31, 1998, the Company had borrowing capacity at the Federal Home Loan Bank of San Francisco ("FHLBSF") in excess of $67 million (30% of its assets). Such borrowing capacity is subject to quarterly review and must be collateralized. As of December 31, 1998 the Company had borrowed $6,000,000 from FHLBSF and had pledged approximately $33 million in loans and securities as collateral for the borrowing line. As of December 31, 1997, the Company had the same $6,000,000 outstanding and had pledged approximately $25 million in loans and securities.

         On January 1, 1994, the Company officially adopted SFAS 115, an accounting rule which requires the Company to segregate its investment portfolio into accounts of "Held to Maturity", "Trading", and "Available for Sale" ("AFS"). The accounting treatment of each such class is different. In anticipation of SFAS 115, in 1992 the Company established an "Available for Sale" portfolio consisting of items which the Bank did not intend to hold to maturity, and a "Trading" portfolio. The "Trading" portfolio includes investments that are intended to be held for speculative purposes and FNMA or FHLMC mortgage-backed securities, which the Company may originate. These FNMA or FHLMC pools would reside in the "Trading" account until sold. The AFS portfolio is carried on the Company's books at market value. The securities in the "Trading" portfolio are carried at market value. The Company's investment portfolio has no "Junk Bonds" During 1995, the Financial Accounting Standards Board ("FASB") offered a one-time opportunity to reclassify securities among the held-to- maturity, available-for-sale, and trading categories in conjunction with adopting a new implementation guide. Following the FASB's announcement, the Company reclassified securities with a book value of approximately $1,691,000 from its Held-To-Maturity portfolio to its AFS portfolio. During 1998, the FASB again offered an opportunity to reclassify securities among the held-to-maturity, available-for-sale, and trading categories to assist in the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Company chose this opportunity to reclassify its entire remaining held-to-maturity portfolio to the available-for-sale portfolio. The portfolio at the time of reclassification had a book value of approximately $9,025,000 and a market value of approximately $9,153,000.

         As of December 31, 1998, the "Trading" portfolio consisted of one pool of Interest Only ("IO") securities with a market value of $8,000. As of December 31, 1997, the "Trading" portfolio consisted of the same pool with a market value of $12,000. IOs represent the interest portion of a mortgage pool and give the holder the interest payments (but not the principal payment) stream. The faster the pools pay off, the less the value of the interest stream to the IO holders. The IO pool has a final maturity date of 2019, but has been paying off rapidly. As of December 31, 1998, the mortgage pool contained less than 5.7% of its original face value. The Company is carrying the IO pool at market value.

         The following table sets forth the book and market values of the Company's investment portfolio as of December 31st of each of the designated years:

                                                                  INVESTMENT PORTFOLIO MIX INCLUDING
                                                                        DOMESTIC BANK DEPOSITS

                                                                          As of December 31,
                                             ------------------------------------------------------------------------------

                                                      1998                        1997                         1996
                                                      -----                       ----                         ----

                                                                        (In thousands of dollars)

                                              Amort         Market          Amort        Market         Amort        Market
                                               Cost          Value           Cost         Value          Cost         Value
                                               ----          -----           ----         -----          ----         -----

Deposits in domestic
  Banks                                      $  791         $  812        $ 1,491       $ 1,518        $1,497        $1,513

U.S. Treasury and Agency
  Notes and bonds                             5,189          5,215          9,575         9,535         8,733         8,645

U.S. government mortgage
 Backed                                      23,314         23,286         10,606        10,623         5,201         5,200

Corporate and other
  Securities*                                11,502         11,527          4,647         4,694         3,303         3,299
                                            -------        -------        -------       -------       -------       -------

       Total                                $40,796        $40,840        $26,319       $26,370       $18,734       $18,657
                                            =======        =======        =======       =======       =======       =======

* Includes investments in mutual funds and Federal Home Loan Bank Stock

         The following table summarizes the maturity of the Company's investment securities and their estimated weighted average yield at December 31, 1998:


              INVESTMENT PORTFOLIO MATURITY INCLUDING DOMESTIC BANK
                                    DEPOSITS

                                         U.S. Treasury &
                          Deposits in        Agency             U.S. Govt.     Corporate and
                         Domestic Banks  Notes and Bonds    Mortgage Backed   Other Securities         Total
                         --------------  ---------------    ---------------   ----------------         -----
                                             (In thousands of dollars except percentages)

In 1 year or less           $       50      $    3,666        $      755         $    1,060         $    5,532
  Yield                           8.13%           4.26%             6.50%              6.83%              5.09%

Over 1 year to 5 yrs        $      541      $      500        $    2,419         $    1,819         $    5,279
  Yield                           8.42%           5.93%             7.34%              4.28%              6.26%

Over 5 yrs to 10 yrs        $      200      $    1,023        $    2,045         $      981         $    4,249
  Yield                           6.00%           7.10%             7.41%              5.60%              6.85%

Over 10 years               $        0      $        0        $   18,094         $    7,642         $   25,737
  Yield                           0.00%           0.00%             7.42%              5.21%              6.76%

Total Amort Cost            $      791      $    5,189        $   23,314         $   11,502         $   40,797
Weighted Avg Yield                7.79%           4.98%             7.38%              5.25%              6.48%

Note: The "Available for Sale" securities are represented in this table at their amortized cost. In the financial statements, they are reflected at their market value.

         Except for obligations of state and local governments, the Company's securities portfolios at December 31, 1998 contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government, or its agencies.

Deposit Activity and Other Sources of Funds
-------------------------------------------


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

         The following table sets forth the Company's average balances of deposits and the average rate paid on each for the years ended December 31, 1998, 1997 and 1996:

                                                                       DEPOSITS
                                                     (In thousands of dollars except percentages)
                                                                Year ended December 31,
                            -----------------------------------------------------------------------------------------------
                                        1998                              1997                            1996
                            ----------------------------     ----------------------------   -------------------------------

                            Average       Avg    Percent     Average        Avg    Percent    Average        Avg    Percent
                            Balance       Rate   of Total    Balance        Rate   of Total   Balance        Rate   of Total

Non-interest bearing
demand
   Deposits (IPC)           $ 26,462        __     14.4%     $ 21,577        __     14.6%     $ 18,089        __     15.0%
Official checks, etc        $  3,341        __      1.8%     $  3,098        __      2.1%     $  3,028        __      2.5%
Interest bearing demand
   Deposits                 $ 60,001       3.2%    32.6%     $ 47,022       3.3%    31.9%     $ 38,678       3.4%    32.0%
Savings deposits            $  9,431       2.5%     5.1%     $  9,844       2.7%     6.7%     $  9,983       2.7%     8.2%
Time deposits               $ 84,813       5.3%    46.1%     $ 65,994       5.3%    44.7%     $ 51,154       5.4%    42.3%
                            --------              -----      --------              -----      --------              -----
       Total                $184,048       4.5%   100.0%     $147,535       4.5%   100.0%     $120,932       4.4%   100.0%
                            ========              =====      ========              =====      ========              =====


         Based on the Company's experience, management believes that the Company's passbook savings, money market savings accounts and checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and passbook accounts and the rates paid on these deposits has been and will continue to be significantly affected by market conditions. The addition of two branches in 1997 contributed to the significant deposit growth in that year.

                                           YEAR ENDED DECEMBER 31
                                 -----------------------------------------

                                   1998            1997            1996


                                           (Dollars in Thousands)

Opening balance .............    $171,802        $131,304        $111,169

Net deposits ................    $ 17,494        $ 34,973        $ 15,717

Interest credited ...........    $  6,950        $  5,525        $  4,418

Ending balance ..............    $196,246        $171,802        $131,304
                                 ========        ========        ========

Net increase ................    $ 24,444        $ 40,498        $ 20,135
                                 ========        ========        ========

Percent increase ............        14.2%           30.8%           18.1%



         The following table summarizes the maturity of the Company's time deposits of $100,000 or more as of December 31, 1998:

                                                 DEPOSIT MATURITIES
                                                   Time Deposits
                                                  $100,000 or more
                                                  ----------------
                                                      ($000s)

3 months or less                                     $  8,043
Over 3 months through 12 months                        20,400
Over 12 months                                          5,875
                                                      -------
          Total                                       $34,318
                                                      =======

Patents
-------

         The Company holds no patents, trademarks, licenses, franchises or concessions material to its operation.




Employees
---------

         As of December 31, 1998, the Company employed one hundred twenty-seven
(127) persons, one hundred fifteen (115) on a full-time basis and twelve (12) on a part-time basis, or the full-time equivalent of one hundred nineteen and one half (119.5) employees. In contrast, as of December 31, 1997, the Company employed the full-time equivalent of one hundred twenty-one (121) employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Compliance with Environmental Regulations
-----------------------------------------

         Compliance with Federal, State or local provisions regulating the discharge of materials into the environment has not had, nor is it expected in the future to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

Compliance with Bank Secrecy Act and Consumer Compliance Regulations
--------------------------------------------------------------------

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

Subsequent Events
-----------------

         On January 13, 1999, the Company announced that it had signed a definitive agreement to merge its holding company into that of First Security Corporation (NASDAQ:FSCO). The value of the consideration on the day of announcement was approximately $65,000,000, in a tax-free exchange of stock for all of Comstock's outstanding common shares, including options and warrants. This value will stay fixed as long as First Security's average stock price remains between $18.70 and $24.05 during the 10 consecutive trading days preceding the closing date. If the average First Security stock price is above or below these levels during the actual measurement period, the total value of the transaction may be higher or lower than $65 million to Comstock shareholders. The Company's Comstock Bank subsidiary would be merged into First Security Corporation's Nevada subsidiary, First Security Bank of Nevada.

         The merger, which would be accounted for under purchase accounting, is expected to close in May, 1999. The Agreement and Plan of Reorganization has been approved by the Boards of Directors of both companies. Consummation of the merger is subject to certain customary conditions, including, among others, the adoption of the Agreement and Plan of Reorganization by Comstock Bancorp shareholders and receipt of regulatory approvals.

         The Directors of Comstock Bancorp have entered into Shareholder Voting Agreements with First Security Corporation pursuant to which such Directors agreed to vote their shares owned of Comstock Bancorp in favor of the Agreement and Plan of Reorganization. The Shareholder Voting Agreements were executed as a condition of and inducement to First Security Corporation entering into the Agreement and Plan of Reorganization.

         For additional information regarding the merger of Comstock Bancorp with and into First Security Corporation, the Agreement and Plan of Reorganization, and the Shareholder Voting Agreements, see Appendices A and B to the Proxy Statement/Prospectus.


Year 2000 Compliance
--------------------

GENERAL. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its suppliers and its borrowers, there could be a material adverse impact on the Company's financial condition or results of operations.

State of Readiness.
-------------------

         AWARENESS. The Board of Directors and executive management are cognizant of the Year 2000 challenge and have made a supportive commitment of resources to address the matter along with the adoption of a Year 2000 Policy. A Year 2000 Project Committee has been established with a strategy to address all internal and external system and service formulations. Vendors and servicers have been contacted to determine their Year 2000 plans and gain their commitment to be ready. Ongoing progress reports are being made by the Year 2000 project Committee to the Company's Board of Directors. In addition, the Compliance Manager for the Company performs ongoing review of the adequacy of Year 2000 Project assessments and plans, and reports the results of such monitoring to the Audit & Compliance Committee of the Board of Directors.

         ASSESSMENT. The Company has completed its assessment of its Year 2000 issues. The Company has identified critical business processes and automation platforms, as well as examined how data transfers will be affected internally and with outside organizations. This assessment includes both information technology "IT" systems, as well as non-IT systems and services such as security systems, HVAC, elevators, etc. Resource needs have been identified, including appropriately skilled personnel, contractors, vendor support, budgets and hardware capacity. Time frames and sequencing of Year 2000 efforts have been established. Existing contingency plans have been evaluated, and are being modified as needed in conjunction with the results of the Renovation validation phases of the project. An assessment of credit risk from lending customers has also been completed as a strategic part of the project phase.

High-risk, technology dependent borrowers are being diligently worked with and monitored to mitigate any adverse impacts to the business borrower or the Company.

         RENOVATION. According to the risk-based priorities established during the Assessment Phase, hardware, software, databases and non-IT systems or services will be converted, replaced or eliminated as necessary. Renovation work for critical applications has been substantially completed. Vendor and servicer renovation activities are being diligently monitored to ensure timely fulfillment of Year 2000 assurances.

         VALIDATION. Testing and verification of network and PC systems, databases and utilities by simulating data conditions for the Year 2000 (including 2/29/2000 leap year), began in September 1998. Testing plans for missions critical systems are complete, and testing is proceeding with completion scheduled within the first quarter of 1999. A successful Y2K test simulation of the Company's primary mainframe systems including deposit, loan and general ledger applications was completed in April 1998. Testing is underway on data exchanges with counterparties outside the Company and is expected to be completed during the first quarter of 1999. Contingency plans for critical systems will be finalized based upon Renovation and Validation phase results.

         IMPLEMENTATION. Renovated systems, data bases and utilities will be put into production as soon as possible following their validation, but no later than mid-1999 (assuming the Company's pending merger with First Security Corporation is not complete by that date). Implementation with servicers of critical systems will be monitored to ensure timely completion. Contingency plans for critical systems finalized based upon Renovation and Validation phase results, will be simulated and tested.

COST OF COMPLIANCE. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial conditions, results of operations or liquidity. Management has estimated the total cost of its Year 2000 compliance effort at $740,000 of which $479,000 is renovation cost of hardware and software and remainder of which $261,000 is in resource costs to manage and implement the Company's Y2K project plan. To date $644,000 has been invested with $96,000 remaining to be incurred on the project through March 31, 2000. These estimates may not include the full cost of hardware or software for items identified in the Testing Phase as needing renovation or replacement.

RISKS RELATED TO YEAR 2000 ISSUES. Notwithstanding the Company's efforts there can be no assurance that potential systems interruptions or the cost necessary to update the hardware, software and non-IT systems will not have a material adverse impact on the Company's business, financial condition, results of operations and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the company's significant suppliers, (such as power, telecommunications, etc.) do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The company believes that having completed a diligent assessment of its commercial loan portfolio, that at this time its loan risks are limited to a few borrowers that the Company has assessed as being medium to high risk (technology dependent companies) for a total of $2.05 million out of a portfolio of more than $142 million. It is notable that each of these loans is well collateralized, thereby mitigating the potential of loan losses. The medium to high-risk borrowers are being worked with in an ongoing manner to minimize any adverse impacts to the business borrower or the Company. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company does not believe it will have difficulty meeting cash demands.

CONTINGENCY PLANS. The company maintains standard disaster recovery and business resumption plans. The Company's contingency plans specific to the Year 2000 will be formulated in conjunction with system renovation and testing results by the second quarter of 1999. The Company is confident that is Year 2000 plan to address the issues associated with the proper functions of the Company's computer systems before, at and after the turn of the century will meet the business challenges of entering the new millennium.


Regulation and Supervision
--------------------------

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

Federal Banking Regulations

         CAPITAL REQUIREMENTS. Under FDIC regulations, insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks") are required to maintain minimum levels of capital. State non-member banks must satisfy a leverage capital ratio of at least 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and is in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the "CAMELS" rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points.

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

           Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which includes allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock and long-term preferred stock (original maturity of over 20 years) and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of a bank's Tier 1 capital. Qualifying total capital is reduced by the amount of a bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross- holdings of capital securities issued by other banks and certain other deductions.

         The risk-based minimum capital requirement is measured against total risk- weighted assets, which equals the sum of each on-balance-sheet asset and the credit- equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. Mortgage- backed securities that are issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC and certain municipal securities, are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one-to-four-family residences pre-sold to home purchasers, are assigned a risk weight of 50%. Consumer loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICI") required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. Effective September 1, 1995, the FDIC, together with the other federal banking agencies, amended their capital standards to require consideration of IRR and other financial and operational risks (in addition to credit risk) as factors to be considered in evaluating capital adequacy. The new standards require consideration of the quality of a bank's process of managing its IRR, the overall condition of the bank and the level of the bank's other risks for which capital is needed. Institutions with significant IRR may be required to hold additional capital. The FDIC, together with the other federal banking agencies, issued a joint policy statement, effective June 26, 1996, providing guidance on management of IRR, including a discussion of the critical factors affecting the agencies' evaluation of IRR in connection with capital adequacy. The agencies also determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring IRR and to impose an explicit capital component for IRR.

         The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1998 along with the minimum requirements:

                                                      Minimum
                                      Bank           Requirements
                                      ----           ------------
         Tier I (core capital)       12.44%               4.0%
         Total capital               13.50%               8.0%
         Leverage ratio               8.49%               3.0%

         ENFORCEMENT. Under the FDIA, the FDIC has enforcement responsibility over state non-member banks, such as Comstock Bank, the Company's banking subsidiary, and has the authority to bring enforcement action against all "institution-related parties", including controlling stockholders, officers, directors and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a bank. Civil penalties cover a wide range of violations and actions and range from up to $5,000 per day at the First Tier, $25,000 per day at the Second Tier, and when a finding of the greatest culpability is made, up to $1 million per day at the Third Tier. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance.

         The Company is charged an annual assessment by the FDIC for insurance of deposit accounts up to applicable statutory limits. Under the risk-based system for deposit insurance premiums that has been in effect since 1994, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the Bank's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized, based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater;
(ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized". Within each capital group, institutions will be assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A will consist of financially sound institutions with a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

         On September 30, 1996, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law, and it amended the FDIA in several ways to recapitalize the Savings Association Insurance Fund ("SAIF"), which primarily insures the deposits of savings associations, and to reduce the disparity in the assessment rates for the BIF and the SAIF that had develop in 1995. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. In addition, the 1996 Act expanded the assessment base for the payments on the FICO bonds, which were issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings & Loan Insurance Corporation, to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The rate of assessments for the payments on the FICO bonds is 0.0129% for BIF-assessable deposits and 0.0644% for SAIF-assessable deposits which began on January 1, 1997.

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

Transactions with Affiliates and Insiders

         Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank but does not include a subsidiary of the bank. The Company is considered an affiliate of the Bank. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and
(ii) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, most extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts, depending on the type of collateral. Section 23B requires that any covered transaction, and certain other transactions, including the bank's sale of assets and purchase of services from an affiliate must be on terms that are substantially the same, or at least as favorable to the institution, as those that would prevail in comparable transactions with a non-affiliate.

         Banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a holder of more than 10% of the shares of a bank, as well as certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of an institution's unimpaired capital and surplus) and all loans to all such persons in the aggregate may not exceed an institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than the lesser of $25,000 or 5% of capital and surplus but in any event over $500,000, to a director, executive officer and greater than 10% stockholder of a bank, and the respective affiliates of such person, unless such loans are approved in advance by a majority of the board of directors of the bank, with any "interested" director not participating in the voting. Further, the FRB, pursuant to Regulation O, requires that loans to directors, executive officers and principal stockholders
(a) be made on terms substantially the same as those that are offered in comparable transactions to persons not affiliated with the bank and (b) follow credit underwriting procedures not less stringent than those prevailing for comparable transactions with persons not affiliated with the bank. Regulation O also prohibits a depository institution from paying, with certain exceptions, an overdraft of any of the executive officers or directors of the institution or any of its affiliates unless the overdraft is paid pursuant to written pre-authorized extension or interest-bearing extension of credit or transfer of funds from another account at the bank.

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

Real Estate Lending Policies

         Under FDIC regulations which became effective March 19, 1993, state-chartered non-member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

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

Federal Home Loan Bank System

         The Company's bank subsidiary is a member of the FHLB System, which consists of twelve regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of San Francisco, the Company's bank subsidiary is required to acquire and hold shares of capital stock in the FHLB of San Francisco in an amount at least equal to 5% of its advances (borrowings).

         The FHLB of San Francisco serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers products and services established by the FHFB and the Board of Directors of the FHLB of San Francisco. Long-term advances may only be made for the purpose of providing funds for residential housing or housing-related finance. Mr. Barone, the Company's Chairman & CEO, is a Director of the FHLB of San Francisco, was its Vice-Chairman in 1998, and was re-elected Vice-Chair for calendar year 1999.

Federal Reserve System

         Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3.0% of the first $52 million of net transaction accounts, above an exempt amount of $4.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Company's bank subsidiary met its reserve requirements.

Nevada Banking Laws and Supervision

         Nevada state-chartered banks, such as the Company's bank subsidiary, are also regulated and supervised by the Nevada Division. The Nevada Division is required to regularly examine each state-chartered bank. The approval of the Nevada Division is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock, or to undertake many other activities. As a general rule, Nevada law permits a state-chartered bank to perform the activities of a nationally- chartered bank.

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

         The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

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

         The registration under the Securities Act of shares of the Company's Common Stock, which were exchanged in the Reorganization, does not cover the resale of such shares. Shares of the Company's Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate (generally executive officers and directors) of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.


ITEM 2 - PROPERTIES

          The Company completed construction on the new corporate headquarters building located on 2.2 acres in the Sierra Executive Center in November, 1995. The building is approximately 26,000 square feet and houses the Bank's main branch office, the Company's executive and administrative offices and the real estate and commercial lending functions. The Company exercised its option to purchase a one acre adjacent parcel for $174,240 in March, 1995 to facilitate future expansion of the corporate headquarters facility, but has since determined that such expansion would be too costly. The Company sold the one acre parcel adjacent to the headquarters facility in 1998 realizing a gain of approximately $164,000.

          The Company owns the two story building and property located at 901 N. Stewart St., Carson City, Nevada 89701. The building consists of approximately 7,360 square feet on a parcel of approximately .80 acres on the corner of N. Stewart St. and E. Washington St.. A branch office, and real estate and commercial lending representatives occupy this facility.

          In August, 1993, the Company opened a 3,600 square foot lending office in Las Vegas and exercised an option on an additional 1,800 square feet adjacent to the existing space in March, 1994. In April, 1997, due to fierce competition, which resulted in low lending volumes, high personnel turnover, and the inability to find suitable management, the Company closed the Las Vegas office. The lease expired in July of 1998.

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

          In July, 1998, the Company made an offer for a pad site in Northwest Reno, a rapidly growing area, in a shopping center anchored by Albertsons Supermarket. The offer was accepted and closed escrow on February 5, 1999. The parcel will be used for a future branch site.

         The following table sets forth summary information with respect to property presently leased by the Bank:



                                                                                   Current
                                      Approximate                                  Monthly
Address                               Square Feet             Expiration           Rental
-------                               -----------             ----------           ------

4780 Caughlin Parkway(1)                  4,140               4-30-2012            $4,250
Reno, Nevada

18100 Wedge Parkway(2)                    3,000               2-15-2007            $4,800
Washoe County, Nevada

1200 Disc Drive(3)                        3,200               8-01-2017            $7,600
Sparks, Nevada

5450 Riggins Court #3(4)                  7,130               1-31-2002            $3,922
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

         Years 1-5                      $3,625 per month  (through April, 1997)
         Years 6-10                     $4,250 per month
         Years 11-15                    $5,000 per month
         Years 16-20                    $5,833 per month

         (2) Consists of a branch facility in a regional shopping center in south Reno that was completed in February 1997 (the "Galena branch"). The Company has four 5- year renewal options. The lease terms include $4,800 per month for the first two years with increases based on the CPI index for Urban Wage Earners and Clerical Workers, West Coast Area.

         (3) Consists of a branch facility in a regional shopping center north of Sparks that was completed in July of 1997, (the "Sparks branch"). The Company has one 10-year renewal option. The lease terms include $7,600 per month for the first two years with increases based on 75% of the CPI index for Urban Wage Earners and Clerical Workers, West Coast Area.

         (4) This facility houses the Finance, Branch Central Support and Management Information Systems Departments. The space was previously a warehouse unit in a small office/warehouse center. The current lease is fixed at $.55 per square foot for a five year period. The Company has one 5- year option at $.75 per square foot for the first year and annual increases, based on the Consumer Price Index for All Western States, not to exceed $.80 per square foot.

ITEM 3 - LEGAL PROCEEDINGS

         COMSTOCK BANK V. RAYMOND B. GRABER, II, (NEVADA SUPREME COURT; CASES NO. 32194 AND NO. 33148): As reported in the Company's previous periodic securities reports on Forms 10-Q and 10-K, this collection action on a loan guarantee involves two Nevada Supreme Court appeals. Both appeals deal with the same underlying factual background and has been consolidated for argument and decision by the Nevada Supreme Court. Comstock Bank has retained the firm of Beckley, Singleton, Jemison, Cobeaga & List, and specifically, Rex A. Jemison and Daniel F. Polsenberg thereof, to handle the Supreme Court appeals in this matter. A pre-trial settlement conference yielded no compromises.

         The Company is involved, from time to time, in other routine litigation arising from its operations and in other litigation as a plaintiff. Management believes that the outcome of such litigation, individually and in the aggregate, will not have a material adverse impact on the Company's consolidated financial statements.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS

Market Information
------------------

         The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "LODE". Comstock Bancorp is a bank holding company whose subsidiary is Comstock Bank. The reorganization resulting in Comstock Bancorp becoming the holding company of Comstock Bank was completed on June 16, 1997. Prior to completion of the holding company reorganization, Comstock Bank's Common Stock also traded on the NASDAQ Small Cap Market under the symbol "LODE". Initial quotations began on March 4, 1993. As of December 31, 1998, there were approximately 437 holders of record of the Company's Common Stock. Shown below are the high and low sales prices for the periods indicated.


1996                                        High              Low
------------------                          -----             ---
First Quarter..................             $5.00             $3.50
Second Quarter...............               $5.13             $4.13
Third Quarter.................              $4.88             $4.00
Fourth Quarter................              $5.38             $4.31

1997                                        High              Low
-----------------                           -----             ---
First Quarter..................             $6.50             $5.13
Second Quarter...............               $7.50             $5.67
Third Quarter.................              $7.50             $6.25
Fourth Quarter................              $9.63             $7.13

1998                                        High              Low
-----------------                           -----             ---
First Quarter..................             $11.00            $7.50
Second Quarter...............               $11.00            $9.50
Third Quarter.................              $10.44            $7.50
Fourth Quarter................              $10.25            $7.25

1999                                        High              Low
-----------------                           -----             ---
First Quarter..................             $13.00            $9.00 (as of March 5, 1999)


         On March 5, 1999, the last reported sale price of the Common Stock was $11.25 per share. The current market makers for the Common Stock are: Herzog, Heine, Geduld, Inc.; Torrey Pines Securities, Inc., Knight Securities, L.P., and Moors & Cabot, Inc.

Holders of Record
-----------------

         Nevada Agency and Trust Co., the Bank's stock transfer agent, reported that, as of December 31, 1998, that there were 437 registered shareholders. In addition, management believes there are at least 890 additional beneficial owners holding stock in "street name" through brokerage firms and other nominee owners.

Dividends
---------

         Nevada Revised Statutes ("NRS") 661.215, 225 and 235 govern the payment of cash dividends. Under these provisions, cash dividends may only be paid from positive undivided profits. No dividends were declared in 1997 or 1998 because the Board determined that the Company needed to retain the majority of its capital for future expansion and capital investment. In January, 1998, the Company announced a stock repurchase program for up to 5% of the Company's outstanding stock at the discretion of management. During 1998, the Company re-purchased 8,000 shares of stock. The repurchased stock was retired in February of 1999. The Board of Directors determined that a stock repurchase plan would be preferable to cash dividends due to the taxation of such dividends. Future determination as to cash dividends will depend upon the earnings, capital requirements and financial condition of the Company at that time, applicable legal restrictions and such other factors as the Board of Directors may deem appropriate.



SELECTED CONSOLIDATED FINANCIAL DATA
COMSTOCK BANCORP
(in thousands)                                                         Year Ended December 31,

                                                    1998            1997           1996          1995           1994
                                                    ----            ----           ----          ----           ----
SUMMARY OF OPERATIONS:
Interest Income                                $    20,496    $    15,517    $    14,868    $    12,814    $     9,134
Interest Expense                                     7,320          5,623          4,434          3,811          2,296
Net Interest Income                                 13,176          9,894         10,434          9,003          6,838
Provision for Possible Loan Losses                     620            270            250            270            105
Noninterest Income                                     868            541            414            278            407
Noninterest Expenses                                 9,219          7,653          7,603          6,637          5,724
Income Before Taxes                                  4,205          2,512          2,995          2,374          1,416
Applicable Income Taxes                               (254)           676            903            769            422
Net Income                                           4,459          1,836          2,092          1,605            994

PER COMMON SHARE DATA:
Earnings Per Share-Basic                       $      0.99    $      0.42    $      0.49    $      0.43    $      0.29
Earnings Per Share-Diluted                            0.91           0.39           0.46           0.38           0.26
Cash Dividends Declared                                 --             --             --             --           0.47
Book Value per Common Share                           4.29           3.53           3.07           2.58           2.07

BALANCE SHEET ITEMS-PERIOD END:
Loans, Net of Unearned Income                  $   141,822    $   136,181    $    96,524    $    86,743    $    69,999
Reserve for Possible Loan Losses                     1,598          1,076            857            665            428
Total Assets                                       225,147        194,698        144,980        122,805        103,073
Deposits                                           196,246        179,101        131,303        111,169         93,006
Long-Term Debt
Shareholders' Equity                                21,589         15,598         13,009         10,884          7,531

PROFITABILITY RATIOS:
Return on Average Assets                              2.13%          1.12%          1.56%          1.41%          1.14%
Return on Average Stockholders'
   Equity                                            25.50          12.90          17.70          18.60          14.70
Net Interest Margin, FTE (2)                          4.81           4.87           4.98           4.94           4.36
Net Interest Spread, FTE (2)                          4.63           4.47           4.44           4.13           3.70
Operating Expense Ratio (3)                          69.00          74.50          71.50          73.00          65.80
Productivity Ratio (4)                                4.41           4.66           5.69           5.83           6.54

CAPITAL RATIOS:
Shareholders' Equity to Assets                        9.59%          8.01%          8.97%          8.86%          7.31%
Tangible Common Equity Ratio                          9.59%          8.01%          8.97%          8.86%          7.31%

ASSET QUALITY RATIOS:
Reserve for Loan Losses at End of Period to:
   Total Loans                                        1.13%          0.79%          0.89%          0.77%          0.62%
Nonaccruing and Renegotiated Loans                  264.57          41.61          26.92         325.98         251.76
Nonperforming Assets at End of Period to:
   Total Loans and Other Real Estate                  0.01           0.02           0.04           0.00           0.01
   Total Assets                                       0.00           0.01           0.02           0.00           0.01
   Total Equity                                       0.03           0.17           0.28           0.01           0.10
   Total Equity + Loan Loss Reserve                   0.03           0.16           0.26           0.01           0.10
Net Loans Charged Off to Avg Loans                    0.00           0.00           0.00           0.00           0.00

RATIO OF EARNINGS TO FIXED CHARGES: (5)
Excluding Interest on Deposits                        2.27x          2.08x          1.98x          1.93x          1.65x
Including Interest on Deposits                        1.48x          1.34x          1.40x          1.36x          1.25x



NOTES:

(1) Historical data has been restated where appropriate to reflect a 10% stock dividend in February 1995 and for a Conversion to Comstock Bancorp stock, two for one in June 1997.
(2) Fully Taxable Equivalent: an adjustment made to interest income to facilitate comparison of interest income earned on tax-exempt or tax-favored loans, leases and securities with interest earned subject to full taxation.
(3) Noninterest expenses/FTE net interest income plus noninterest income.
(4) Noninterest expenses/average assets.
(5) For purposes of computing the consolidated ratio of earnings to combined fixed charges, earnings represent net Income plus income taxes and fixed charges. Fixed charges, including interest on deposits, include interest expense.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion reviews and analyzes the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and the other financial data presented elsewhere herein.

Overview
--------

         The Company's total assets and deposits continued to grow in 1998. Management believes that asset and deposit totals have increased for the last five years as a result of an aggressive diversified lending posture on the part of the Company's wholly owned bank subsidiary, the expansion of the branch network, and economic growth in northern Nevada. In addition, management believes that assets and deposits grew because of consolidation of local institutions with large out of state banks.

         Net income for the year ended December 31,1998 was $4,459,000 ($.99 per share; $.91 per share fully diluted). Excluding tax benefits associated with the exercise of stock options, operating profits approximated $3,300,000 ($.74 per share: $.68 per share fully diluted) compared to $1,836,000 ($.42 per share; $.39 fully diluted) in 1997, $2,092,000 ($.49 per share; $.46 fully diluted) in 1996; $1,605,000 ($.43 per share; $.38 fully diluted) in 1995; and $994,000
($.29 per share; $.27 fully diluted) in 1994.

Capitalization
--------------

         As of December 31, 1995, the Company's wholly owned bank subsidiary's (the "Bank") Leverage Ratio was 8.57%. As of December 31, 1996, the Leverage Ratio rose to 9.16%. For the year ending December 31, 1997, the Bank's Leverage Ratio decreased to 8.52% due an increase in the loan portfolio. As of December 31, 1998 the Company's capital structure was as follows (excluding outstanding options and warrants to purchase Common Stock):

         Shares outstanding..................................... 5,035,500
         Stockholder equity . . . . . .........................$21,589,933
         Book value/share (stockholder equity).......................$4.29
         Leverage Ratio .......................................... 8.49%

         If all of the currently outstanding options and warrants were exercised, the pro forma capital structure would be, as of December 31, 1998:

         Shares Outstanding .....................................5,185,900

                                                    Aggregate           Per
                                                     Amount             Share
                                                     ------             -----
         Stockholder equity                         $22,403,751         $4.45

Capital Expenditures
--------------------

          The Company completed construction on the new corporate headquarters building located on 2.2 acres in the Sierra Executive Center in November, 1995 at a cost of approximately $3.7 million for the land and structure and $1.7 million for the furniture, fixtures and equipment. The building is approximately 26,000 square feet and houses the Bank's main branch office, the Company's executive and administrative offices and the real estate and commercial lending functions. The Company exercised its option to purchase a one acre adjacent parcel for $174,240 in March, 1995 to facilitate future expansion of the corporate headquarters facility, but has since determined that such expansion would be too costly and the property was sold in 1998 for $340,000. In November, 1996, the Company signed a lease on approximately 7,130 square feet of office/warehouse space approximately one mile from the administrative headquarters to house a computer facility and other back office administrative functions. The Company made the decision to bring the main frame data processing operations in-house upon receipt of notification of cancellation by its data processing service provider. Facility renovations of and department relocations to the new leased property were completed in March, 1997 at a cost of $214,000 (plus $51,000 for furniture, fixtures and equipment). This facility also houses a full data processing center, which became operational in October, 1997 at a cost of $542,000. In addition, removal of the back-office functions from the head office facility allowed for the expansion of the commercial and residential lending origination functions within the headquarters facility. Those facility renovations and department relocations within the administrative office to expand the commercial and residential lending departments were completed in May, 1997, at a cost of $56,000 (plus $77,000 for furniture, fixtures and equipment).

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

          In February, 1999, the Company closed escrow on a pad in northwest Reno. The pad is located in a shopping center bordered by both established and developing residential and retail areas. The site cost approximated $538,000.

         The cash to finance the above described capital expenditures came from existing liquid assets.

Operations and Liquidity
------------------------

         Total post-tax profits for 1998 were $4,459,000, an increase of 142.8% from the $1,836,000 earned in 1997. The following table shows the overall reasons for the change in the Bank's profitability.


                               1998             1997          %Change
                           ------------    ------------       -------

Total loan income          $ 14,077,117    $ 10,996,028         28.0
Total fee income              3,914,049       2,646,867         47.9
Overnight and investment
   income                     2,504,967       1,874,244         33.7
Service charges and
   non-interest income          702,573         539,621         14.8
                           ------------    ------------     --------
                             21,198,706      16,056,760         32.0

Total interest expense        7,319,554       5,623,352         30.2
Salaries and benefits
  (excluding management
   bonus)                     4,683,318       3,879,940         20.7
Occupancy expenses              857,443         753,876         13.7
Furniture, fixtures and
   equipment                    720,188         584,839         18.8
Other operating expenses      2,136,412       2,062,543          3.6
                           ------------    ------------     --------
                             15,716,915      12,904,550         21.8

Loan loss provision             620,000         270,000        129.6
                           ------------    ------------     --------
Income from bank
   operations                 4,861,791       2,228,210        118.4

Management bonus accrual        822,346         371,461        121.4
Taxes                          (254,413)        675,615       (137.7)
Other income                    164,867             926     17,704.2
                           ------------    ------------     --------
Net income                 $  4,458,725    $  1,836,060        142.8


The table shows that net income increased by 142.8% ($2,623,000) over 1997. The largest contributing factor, in management's opinion, to the increase in income was the exercise of employee and director options and the sale of tax favorable municipal bonds, that resulted in a tax benefit of approximately $1,385,000 Interest income on loans grew 28%, and, again in 1998, was augmented by the receipt of "additional" interest from a development loan in the Company's portfolio for which the Company collects monthly interest payments plus an additional $2,100 for each lot the developer sells. In 1998, 440 lots were sold increasing interest income by $815,900. In 1997, 139 lots were sold and closed giving the Company "additional" interest income of $292,000. In 1996, 128 lots were sold and closed which added $268,800 in "additional" interest to Company revenue. Of the total 811 lots, 102 remained to be sold as of December 31, 1998. The Company expects lot sales to continue in 1999, but such sales are subject to current market conditions including, but not limited to, the general health of the economy, interest rates, and competition.

         The $2,622,665 increase in pre-tax income reported was attributable to the following:


         +$3,081,089           increase in interest income
         + 1,267,182           increase in fee income
         +   630,723           increase in investment income
         +   162,952           increase in non-interest income
         - 1,696,202           increase in interest paid on deposits and funds borrowed
         -   803,378           increase in salary and benefit costs
         -   238,916           increase in occupancy and furniture & equipment expense
         -    73,869           increase in other operating expenses
         -   636,944           change in bonus, loan loss provision and other
         -----------
         +$1,692,637           change in pre-tax income
         +   930,028           decrease in taxes
         -----------
         +$2,622,665           increase in post-tax income


         The increase in interest income (in addition to the interest from the development loan discussed above) was due to a larger portfolio of held to maturity loans. As of December 31, 1998, the Company's held $141 million in its loan portfolios compared to $135 million, a year earlier. On an average basis, the Company held $142 million in its loan portfolios in 1998 compared to $114 million in 1997, a 24.6% increase, similar to the 28.0% increase in loan income recorded. The 33.7% increase in investment income came primarily from the increase in investment holdings, which rose from $27.1 million at the end of 1997 to $39.8 million at the end of 1998. Investments in overnight funds increased from $9.9 million to $17.2 million. The 30.2% increase in interest paid on deposits and other borrowed funds resulted mainly from a 31.3% increase in deposits, on average, between 1998 and 1997. The loan loss provision was increased by $350,000 or 129.6% over 1997 to meet the risks traditionally associated with the increase in commercial loan portfolios and to meet a level more consistent with current economic conditions and expectations.

         In 1993, the Company originated $206 million in residential real estate mortgage loans and sold $176 million of this product in the secondary market. Due to rapidly rising rates in 1994, the market for mortgage refinancing all but disappeared. This phenomenon, accompanied by a re-emergence of competition from the larger financial institutions, caused residential real estate loan originations to fall by 19.6% to $165 million, and secondary market sales to fall to $147 million. In 1995, the Company originated $160 million in real estate loans and sold $153 million in the secondary market, a decrease of 3.0% in loans originated and an increase of 4.1% in loans sold. In 1996, the Company originated $170 million in residential real estate loans and sold $139 million in the secondary market, representing an increase of 6.3% and a decrease of 10.1%, from 1995, respectively. In 1997, the Company originated $140 million of residential real estate mortgage loans and sold $114 million in the secondary market representing a decrease of 17.6% in originations and 18.0% in secondary market sales. There were two major reasons for the lower real estate mortgage loan volume in 1997. First, the floods in Reno in early January, 1997 severely depressed mortgage loan demand in the first quarter in Northern Nevada. Second, the Company closed its Las Vegas mortgage loan origination office in April, 1997. Northern Nevada mortgage originations were $138 million in 1997 compared to $141 million in 1996, a 2% decrease. In 1998, the Company originated $193 million of residential real estate mortgage loans and sold $160 million in the secondary market, representing an increase of
37.9 in originations and 40.4% in secondary market sales.

         In 1998, existing home sales rose 9.1% in Washoe County, a major segment of the Company's market area. During that same time period, permits for new housing units, including multi-family, rose 36%. Local housing experts cited low interest rates, low inflation, and rising personal income as factors leading to the improved sales. The growth in the Company's real estate origination business was similar to the growth in the general market.

         The Company's liquidity ratio, defined as the value of marketable assets divided by volatile liabilities, stood at 31% as of December 31, 1998 as compared to 26% as of December 31, 1997. As of December 31, 1998, the Company had $17.2 million in overnight funds, $39.8 million in time deposits and marketable securities which were available for sale, and borrowing capacity at the Federal Home Loan Bank of San Francisco in excess of $67 million (30% of its assets). Such borrowing capacity is subject to quarterly review and must be collateralized. As of December 31, 1998, the Company had borrowed $6,000,000 and had pledged approximately $33 million in loans and securities to the Federal Home Loan Bank of San Francisco as collateral for the borrowing line.

         In order to generate its relatively high lending volumes, the Company has higher personnel and overhead expenses than most in its peer group because residential real estate lending requires extensive back office operations including loan underwriters, loan processors, a loan servicing and shipping staff, secondary market sales personnel, and compliance personnel. Construction lending requires a builders' control staff and inspectors. Finally, acquisition and development lending typically requires close monitoring by lending staff, thus requiring additional staff for other types of lending. At the beginning of 1993, the Company had approximately 50 full time equivalent ("FTE") employees. By the end of 1993, with the expansion of lending to Las Vegas and the gear up for the planned growth in commercial lending, the Company employed 97 FTE employees. At the end of 1994 and 1995 FTE employees numbered 108. And, at the end of 1996 the Company employed 118 FTE employees. The increase included the addition of a Compliance Officer, expansion of the commercial lending functions and partial staffing for the additional branch office that opened in February, 1997. At the end of 1997, FTE were 121. In 1997, two branches were opened and the Company expanded its commercial lending operation and its Management Information Department. It also closed its Las Vegas mortgage loan origination facility. By the end of 1998, the Company had an FTE of 119.5.

         According to data publicly available on first mortgage filings, the Company believes that it is in the top ten of first mortgage lenders in Washoe County, and the in the top two of first mortgage lenders in Carson City. The income generated from the Company's high volume of lending activity usually places the Company's and the Bank's net interest margin in the top 10% of peer group analysis. Because of the personnel and expense generated in the mortgage operation which are not found in peer group comparative numbers, management does not rely on peer group analysis of its specific overhead expense ratios or its net interest margins when analyzing performance. Rather, management relies on other productivity measures such as analysis of loan representative lending volumes and on overall profitability measures including return on assets and return on stockholders' equity.

Impact of Changing Interest Rates - Interest Rate Risk
------------------------------------------------------

         The impact of changing interest rates (and inflation) on banks differs from the impact on other companies. As financial intermediaries, banks have assets and liabilities that may move in concert with interest rates. This is especially true for banks with a high percentage of rate sensitive interest earning assets and interest bearing liabilities. A bank can reduce the impact of changing interest rates on its interest margin if it can manage its interest rate sensitivity gap (the "gap") (also known as "Interest Rate Risk"). The gap for any period is the volume difference between the assets and the liabilities which reprice to market conditions in that period. Management's goal is to adjust the gap so that the impact of falling or rising interest rates has a neutral impact on the Company's interest margin. To do this, it is necessary for management to anticipate the general movement of interest rates. Thus, there is no guarantee that the Company will always be able to maintain its current interest margins.

         The table below shows changes in income and expenses due to changes in interest rates and business volumes. Since the interest yields on loans was substantially unchanged at 9.45% in 1998 versus 1997, the lion's share of total income change of $2.774 million was due to volume increases ($2.757 million). For the Company's overnight investments in Fed Funds and bank qualified overnight mutual funds, the yield fell 20 basis points as the Federal Reserve lowered short-term interest rates in the second half of 1998. Of the $172,772 positive change in income, $196,321 was due to higher investment levels and -$16,359 was due to lower yields (with -$7,190 due to the combination of rate and volume).

         Investment securities had significantly higher volume levels and slightly lower yields, again due to falling national interest rates. Of the $429,356 rise in income in investments, $454,597 was due to volume and -$18,746 was due to lower yields (with -$6,496 due to the combination of rate and volume). Total interest income grew by $3,363 million with yields 9 basis points lower in 1998 than in 1997. Of the $3.363 million, $3.511 million was due to increased volume and -$127,407 was due to lower yields (with $35,412 due to the combination of rate and volume).

         Deposit volumes also rose in 1998 with interest costs on transaction accounts rising by $385,042. The yield cost of transactions accounts fell by seven basis points due to lower national interest rates. Thus, of the $385,042 of increased costs, $425,517 was volume related while the Company saved $31,720 directly from lower yield costs (and $8,755 from the combination of rate and volume). The cost of time and savings deposits rose by $1.040 million due to increases in both yield costs and volumes. Volume was responsible for $966,836 of the costs and yields for %59,088 (a rise of eight basis points). The yield costs rose here due to the timing of the national rate declines and competition in the local time certificate market. Borrowed funds (from FHLB) rose $270,897 in 1998 versus 1997. Of this amount, $268,053 was due to higher average volume of borrowings and $762 due to higher yield costs (with $2,082 due to the rate/volume combination).

         As a result of the components, the Company's net interest income rose $1.667 million. Of that amount, $1.895 million was due to increases in the volume of business. However, a shrinking interest margin (14 basis points) cost the Company $189,371.



                                COMSTOCK BANCORP
                       INTEREST RATE SENSITIVITY ANALYSIS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                                                                                         Rate/
                          (Unaudited)     Yield/     (Unaudited)     Yield/       Total          Volume       Rate      Volume
YEAR-TO-DATE ENDED:      Dec. 31, 1998     Rate      Dec. 30, 1997    Rate        Change        Variance    Variance   Variance
---------------------------------------------------------------------------------------------------------------------------------
LOANS:
Loan Income               $13,539,860      9.45%     $10,765,926      9.45%     $2,773,934    $2,756,662      $4,671    $1,195
Loan Fees and
  Servicing Income          4,498,394                  2,916,512                 1,581,882     --               --        --
                                                       ---------                 ---------
  Total Loan,
    and Fee Income         18,038,254     12.59%      13,682,437     12.01%      4,355,817     --               --        --
---------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS:
Fed Funds and Mutual
  Fund Income                 619,481      5.27%         446,710      5.47%        172,772      $196,321    ($16,359)   ($7,190)
Income from
  Investment Securities     1,741,207      5.66%       1,311,851      5.74%        429,356      $454,597    ($18,746)   ($6,496)
Interest-Bearing
  Deposit Income               81,202      6.61%          94,043      6.51%        (12,841)     ($14,065)     $1,440      ($215)
                                                          ------                   -------      --------      ------      -----
  Total Investment          2,441,890      5.58%       1,852,604      5.71%        589,286      $644,447    ($40,925)  ($14,236)
Trading Account
 and Other                     63,077      7.63%          21,640      4.87%         41,437       $18,585     $12,293    $10,558
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Total Interest Income   $15,981,750      8.51%     $12,618,530      8.60%     $3,363,220    $3,511,341   ($127,407)  ($35,412)
  Total Interest,
  Fee, and Trading
  Account Income          $20,543,221     10.94%     $15,556,683     10.59%     $4,986,539     --               --        --
---------------------------------------------------------------------------------------------------------------------------------
DEPOSITS:
Interest on Deposits:
  Transaction  Accounts   $ 1,926,671      3.21%      $1,541,629      3.28%       $385,042      $425,517    ($31,720)   ($8,755)
  Time and Savings
    Deposits                5,023,941      5.33%       3,983,677      5.25%      1,040,264       966,836      59,088     14,341
                                                       ---------                 ---------       -------      ------     ------
    Total Deposit
      Interest Expense      6,950,612      4.51%       5,525,306      4.50%      1,425,306     1,411,446      11,039      2,820
---------------------------------------------------------------------------------------------------------------------------------
BORROWED
  Other Borrowed              368,942      6.15          $98,046      6.10%       $270,897     $268,053         $762     $2,082
                                                         -------                  --------    --------          ----     ------
    Total Interest        $ 7,319,554      4.57%      $5,623,352      4.52%     $1,696,202    $1,616,426     $61,964    $17,812
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST
 DIFFERENTIAL             $ 8,662,196      3.94%      $6,995,177      4.08%     $1,667,019     1,894,915   ($189,371)  ($53,224)
  (Excludes fee
NET INTEREST
 DIFFERENTIAL             $13,223,667      6.37%      $9,933,330      6.08%     $3,290,337     --               --        --
  (Includes fee income)
---------------------------------------------------------------------------------------------------------------------------------

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

Interest Margin
---------------

         The table below shows the sources of the Company's earnings.

         Loan yields, including the fees, increased slightly between 1997 and 1998, largely due to the "additional" interest earned on the development loan discussed previously. Loan yields declined in 1997 and 1998 from 1996 levels due to a change in accounting for fees and due to increased competition from other lenders. Since 1994, the Company has consistently expanded its commercial lending while leaving the resources devoted to its real estate lending constant. The growth in these portfolios has offset any declining yields resulting from the prime rate reductions. In 1995, originations were $229 million. In 1996, that figure rose to $308 million and then fell to $269 million in 1997. In 1998, the originations rose again to $303 million.

         All other portfolio yields were comparable or slightly higher between 1997 and 1998, mirroring the general movement of national interest rates. Yields on investments rose slightly as the Company increased the duration of the "Available for Sale" portfolio from 1.25 years to 2.61 years.

         The cost of funds moved up from 4.52% in 1997 to 4.57% in 1998 partly reflecting the Companys desire to offer competitive rates to established customers and to remain competitive in the volatile CD market.

         Overall, the 1998 net interest margin, both including and excluding fees, remained consistent with 1997 levels.


     Net Interest Margin         1998               1997             1996
                                 ----               ----             ----
     Include fees:               6.6%               6.6%             8.5%
     Exclude fee:                4.7%               4.8%             4.9%

                                COMSTOCK BANCORP
                          CONSOLIDATED AVERAGE BALANCES
                    INTEREST INCOME/EXPENSE AND YIELDS/RATES

         As of December 31, 1998, December 31, 1997 an December 31, 1996
            (DOLLARS IN THOUSANDS - YIELDS ARE TAX EQUIVALENT BASIS)



                                                          1998                         1997                        1996
                                             --------------------------------------------------------------------------------------

                                              AVERAGE   Income/   Yield/   Average    Income/  Yield/    Average   Income/  Yield/
                                              BALANCE   Expense    Rate    Balance    Expense   Rate     Balance   Expense   Rate
                                             --------------------- --------------------- ------------------- ----------------------
Assets                                                                              (IN THOUSANDS)
Earning assets:
Loans, net of unearned income*                 $142,730  $17,991   12.61%  $113,663   $13,677   12.03%    $88,645  $13,176   14.86%
Investment securities:
Taxable                                          21,676    1,345    6.21%    18,536     1,112    6.00%     13,287      752    5.66%
Tax-exempt                                        9,880      662    6.70%     4,777       321    6.72%      2,810      180    6.40%
                                                  -----                       -----                         -----      ---
Total investment securities                      31,556    2,007    6.36%    23,314     1,433    6.15%     16,097      932    5.79%
Trading account securities                           10        2   23.88%        19         0    0.00%         33        0    0.00%
Federal funds sold and securities purchased      11,760      619    5.27%     8,170       447    5.47%     13,181     $708    5.37%
under agreements to resell
Interest bearing deposits with other banks        1,228       81    6.61%     1,444        94    6.51%      1,698      109    6.42%
                                                  -----       --              -----        --                          ---
Total earning assets                           $187,284  $20,701   11.05%  $146,609   $15,650   10.67%   $119,654  $14,925   12.47%
Allowance for loan losses                        (1,312)                       (948)                         (794)
Unrealized gain (loss) on securities available       30                         (37)                          (92)
for sale
Cash and due from banks                           8,542                       6,536                         5,606
Other assets                                     14,353                      11,915                         9,263
                                                 ------                      ------                         -----
Total assets                                   $208,896                    $164,074                      $133,637
                                               ========                    ========                      ========

Liabilities and Stockholders' Equity:
Interest bearing liabilities:
Deposits:
MMDA & Now                                      $60,001   $1,927    3.21%   $47,022    $1,542    3.28%    $38,678   $1,298    3.36%
Savings                                           9,432      239    2.54%     9,844       262    2.66%      9,983      268    2.68%
Certificates of deposit less than $100,000 and   55,014    3,106    5.65%    42,778     2,410    5.63%     34,325    1,907    5.56%
other time deposit
Certificates of deposit of $100,000 or more      29,798    1,679    5.63%    23,215     1,312    5.65%     16,829      945    5.62%
                                                 ------    -----             ------     -----              ------      ---
Total interest bearing deposits                $154,246   $6,951    4.51%  $122,860    $5,525    4.50%    $99,816   $4,418    4.43%
Federal funds purchased                               0        0       -         75         5    7.10%          0        0       -
Securities sold under agreements to repurchase        0        0       -          0         0       -           0        0       -
Other short-term borrowings                           0        0       -          0         0       -           0        0       -
FHLB and other borrowings                         6,000      369    6.15%     1,532        93    6.05%        251       16    6.37%
                                                  -----      ---                           --                           --
Total interest bearing liabilities             $160,246   $7,320    4.57%  $124,467    $5,623    4.52%    $100,067  $4,434    4.43%
                                                                           --------                       --------
Non-interest bearing demand deposits             29,802                      24,675                        21,117
Accrued expenses and other liabilities            1,379                         705                           652
Shareholders' equity                             17,469                      14,227                        11,801
                                                 ------                      ------                        ------
Total liabilities and shareholders' equity     $208,896                    $164,074                      $133,637
                                               ========                    ========                      ========
Net interest income/net interest spread                   13,381    6.49%              10,027    6.16%              10,491    8.04%
                                                                    =====                        ====                         ====
Net yield on earning assets                                         7.14%                        6.84%                        8.77%
                                                                    =====                        ====                         ====
Taxable equivalent adjustment:
Loans                                                          0                            0                            0
Investment securities available for sale                     205                           99                           56
                                                             ---                           --                           --
Total taxable equivalent adjustment                          205                           99                           56
                                                             ---                           --                           --
Net interest income                                      $13,176                       $9,928                      $10,435
                                                         =======                       ======                      =======


*Loans on non-accrual status have been included in the computation of average balances.

     Other Assets
     ------------

              In 1997 the Company had one property classified as other real estate owned at a book value of $8,250. The Company had a 15% interest in the property received through judgment (the other 85% belonged to the loan guarantor). As of December 31, 1998, $2,184,478 classified as OREO (previously reported as non-accrual loans) is comprised of two residential development properties. In July, the Company completed the foreclosure on a project in Reno, which contained 13 partially completed homes. Of the 13, two were sold in 1998, two are in escrow, two have offers pending, and the other 7 are on schedule to be completed in March of 1999. In September, the Company foreclosed on a project containing 2 condominiums and 11 finished lots in Boulder, NV, in the Las Vegas area. The Company is marketing this property on a multiple listing service and is in negotiations on an offer for the 11 lots. The Company does not expect significant losses of principal on either of its OREO properties. Management believes that the acquisition of title to these projects and their placement into OREO is a positive step in the resolution of these problem assets.

              The Bank has historically serviced a portfolio of loans for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Corporation ("FNMA") as well as for others. As of December 31, 1997, the portfolio amounted to $49.0 million. For performing this servicing function, the Company earned a fee of approximately .47% of the aggregate principal balance of the loans in the portfolio. The level of the servicing portfolio has remained steady at about $50 million for the past 3 years due to the fact that, in falling interest rate environments, management believes that the Company is better off with the fees earned in selling the servicing than with the fees earned from directly servicing mortgages that have an incentive to prepay. As a result of the desire to sell all servicing and an analysis of the cost to maintain the existing servicing, the Company made the decision to sell the servicing portfolio in 1998 for a gain of $326,000.

Income & Expense
----------------

         The table below shows the major income and expense categories. Several of the categories are discussed and detailed in tables that follow.

                                         INCOME & EXPENSE
                                      Years ended December 31
                                    ---------------------------
                                    1998       1997        1996
                                    ----       ----        ----

                                     (In thousands of dollars)
Interest income:
 Interest income                 $14,077     $10,996     $8,871
 Fee income                        3,914       2,647      4,305
                                   -----       -----      -----
 Interest and fees on loans       17,991      13,643     13,176
 Investments and deposits          1,885       1,427        984
 Interest on fed funds sold          620         447        708
                                     ---         ---        ---
  Total interest income          $20,496     $15,517    $14,868
                                 =======     =======    =======

 Provision for credit losses         620         270        250

 Interest expense:
 Interest on deposits              6,951       5,525      4,418
 Interest on other borrowings        369          98         16
                                     ---          --         --
  Total interest expense          $7,320      $5,623     $4,434
                                  ======      ======     ======

 Non-interest income                 868         541        414
 Non-interest expense              9,219       7,653      7,603

 Income before income taxes,
   minority interest, and          4,205       2,512      2,995
   extraordinary items
 Provision for taxes                (254)        676        903
                                    ----         ---        ---
 Post-tax income                  $4,459      $1,836     $2,092
                                  ======      ======     ======

         The table below shows non-interest income for the years 1996, 1997, and 1998. Account service charges have increased with the growth in the deposit base.

         The line item "Gain on Sale, Investments and Trading Acct" reflected the impact of marking the trading account to market and the sale of held for sale securities.

         The large increase in "other income" is largely due to a gain of $164,000 realized on the sale of a parcel of land (previously discussed). In accordance with FASB 125, the Company placed a loan service asset on its books (with no liability offset) in the net amount of $34,000 in 1997. This amount was adjusted as new loans were funded, as loans were paid off, and was reversed at the time the servicing portfolio was sold in 1998. The following table summarizes the Bank's non-interest income for 1998, 1997 and 1996:



                                                              Years ended December 31,
                                             1998                    1997                     1996
                                             ----                    ----                     ----
                                                              (In thousands of dollars)
Account service charges                      $350                    $288                     $265

Gain on sale, investments
   And trading account                         86                     (9)                     (13)

Other income                                  432                     262                      162
                                             ----                    ----                     ----
                                             $868                    $541                     $414
                                             ====                    ====                     ====

Non-Interest Expenses
---------------------

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

         The following table summarizes non-interest expenses for 1998, 1997 and 1996:


                                              Years ended December 31,
                                     1998             1997                 1996
                                     ----             ----                 ----
                                             (In thousands of dollars)




                                                              Years ended December 31,
                                             -----------------------------------------------------
                                             1998                    1997                     1996
                                             ----                    ----                     ----
                                                              (In thousands of dollars)
Account service charges                      $350                    $288                     $265

Gain on sale, investments
   And trading account                         86                     (9)                     (13)

Other income                                  432                     262                      162
                                             ----                    ----                     ----
                                             $868                    $541                     $414
                                             ====                    ====                     ====


Non-Interest Expenses
---------------------

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

         The following table summarizes non-interest expenses for 1998, 1997 and 1996:



                                                           Years ended December 31,
                                            -----------------------------------------------------
                                            1998                   1997                      1996
                                            ----                   ----                      ----
                                                           (In thousands of dollars)
Salaries and benefits                      $5,506                  $4,251                   $4,781

Occupancy expense                             857                     754                      528

Furniture and equipment expense               720                     585                      464

Other operating expense                     2,136                   2,063                    1,830
                                           ------                  ------                   ------
                                           $9,219                  $7,653                   $7,603
                                           ======                  ======                   ======



         Salary and benefit expenses reflect full staffing in the new branch and computer operations facilities and an increase in the management incentive plan based on the increase in net income. The comparable salary expense for 1997 was 10.3% higher than that of 1996. Increases in occupancy, furniture, fixtures and equipment expenses, and in other operating expenses occurred as a result of a full year of operations in the two new branches and the operations center (see CAPITAL EXPENDITURES above).

Taxes
-----

         In 1996, the Company's effective tax rate was 30.2%, less than the statutory 34% due to tax benefits derived from tax losses on the sale of certain municipal bonds that were significantly larger than the financial statement losses. In 1997, as a result of similar municipal bond sales and tax losses as in 1996, a larger portfolio of tax exempt securities, and the exercise of stock options by employees for which the Company received a tax deduction as if it had paid the employees compensation, the tax rate dropped to 26.9%. For the year ended December 31, 1998, the activity in municipal bond sales together with a significant increase in stock option exercises resulted in an effective tax rate of -6.05% (the Company is recovering taxes paid in past years.

Forward Look Statements
-----------------------

         Certain statements herein regarding the Company's financial position, business strategy and the plans and objectives of Company management for future operations are forward-looking statements rather than statements of historical or current fact. When used herein, words such as "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or its management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to changes in prevailing interest rates, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

ITEM 7 -- FINANCIAL STATEMENTS

         The Financial Statements and Supplementary Data contained in Appendix D of the Company's proxy statement, a copy of which is attached hereto as
Exhibit 99, is incorporated herein by reference.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning directors, executive officers, promoters and control persons and compliance with Section 16(a) of the exchange Act is incorporated by reference from the Company's proxy statement, a copy of which is attached hereto as Exhibit 99.

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

ITEM 10 - EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated by reference from the Company's proxy statement, a copy of which is attached hereto as Exhibit 99.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company's proxy statement, a copy of which is attached hereto as Exhibit 99.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated by reference from the Company's proxy statement, a copy of which is attached hereto as Exhibit 99.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

The exhibits and financial statement schedules filed as part of this Registration Statement are as follows:

(a)   List of Exhibits.


     Exhibit
                - Description
                  -----------
No.
---
             *2.1 Plan of Reorganization dated as of February 26, 1997 by and among Comstock Bank and Comstock Bancorp (included as Appendix A to the Proxy Statement-- Prospectus filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997)

             *3.1 Articles of Incorporation of Comstock Bancorp (included as
                  Appendix C to the Proxy Statement--Prospectus filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997).

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

             *3.3 Composite Articles of Incorporation of Comstock Bank filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

             *3.4 Composite Bylaws of Comstock Bank filed as part of Comstock
                  Bancorp's Form S-4 Registration Statement on March 25, 1997.

     Exhibit
         No.    Description
     -------    -----------

             *3.3 Comstock Bancorp's Form S-4 Registration Statement on March
                  25, 1997.

             *3.4 Composite Bylaws of Comstock Bank filed as part of Comstock
                  Bancorp's Form S-4 Registration Statement on March 25, 1997/

             *4.1 Form of Stock Certificate of Comstock Bancorp filed as part of
                  Comstock Bancorp's Amendment No. 1 to Form S-4 Registration Statement on April 14, 1997.

            *10.1 Employment Agreement dated as of December 14, 1992 between the
                  Bank and Robert Barone filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

            *10.2 Form of Assignment of and First Amendment to Employment
                  Agreement among Bancorp, the Bank and Robert Barone filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

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

            *10.5 1992 Incentive Plan of Comstock Bank, as amended filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

            *10.6 1992 Non-Employee Directors Stock Option Plan, as amended filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

            *10.7 Form of Comstock Bank Payroll Deduction Stock Purchase Plan
                  filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

            *10.8 Form of Assignment of and First Amendment to Warrant Agreement
                  filed as part of Comstock Bancorp's Form S-4 Registration Statement on March 25, 1997.

            *10.9 Comstock Bank Director Deferred Fee Agreement (entered into by
                  Directors Edward Allison, Stephen Benna, John Coombs, Michael Dyer and Larry Platz).

           *10.10 Comstock Bank/Bancorp Key Employee Deferred Fee Agreement
                  (entered into by Messrs. Robert Barone and Larry Platz).

     Exhibit
           - Description
             -----------
No.
---
             **11 Computation of Earnings Per Share

             **21 Subsidiaries of Registrant.

             **27 Financial Data Schedule (filed only in EDGAR format)

             **99 Proxy Statement/Prospectus

*        Previously filed.
**       Filed herewith.

         (b)      Reports on Form 8-k

         No reports on Form 8-K were filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Comstock Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMSTOCK BANCORP
Date: March 9, 1999                /s/ Robert Barone
                                   Robert Barone
                                   Chairman, Chief Executive Officer, Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March  10, 1999                            /s/ Edward Allison
      ----------------                           ------------------------
                                                 Edward Allison, Director

Date: March  8, 1999                              /s/ Stephen Benna
      ---------------                            -----------------------
                                                 Stephen Benna, Director

Date: March  10, 1999                             /s/ John Coombs
      -----------------                          ---------------------
                                                 John Coombs, Director

Date: March  5, 1999                              /s/ Michael Dyer
     ------------------                          ----------------------
                                                 Michael Dyer, Director

Date: March  8, 1999                             /s/ Mervyn Matorian
      ----------------                           -------------------------
                                                 Mervyn Matorian, Director

Date: March  10, 1999                             /s/ Samuel McMullen
      -----------------                          -------------------------
                                                 Samuel McMullen, Director

Date: March  6, 1999                             /s/ Ronald Zideck
      ----------------                           -----------------------
                                                 Ronald Zideck, Director

Date: March  9, 1999                             /s/ Larry Platz
      ----------------                           -----------------------
                                                 Larry Platz, President,
                                                 Secretary, and Director

Date: March 9, 1999                              /s/ Robert Barone
      ---------------                            ------------------------------
                                                 Robert Barone, Chairman,
                                                 Chief Executive Officer and
                                                 Treasurer (principal financial
                                                 and accounting officer