Form 10QSB
period 1999-03-31
COMSTOCK BANCORP
filed 1999-05-12
CIK 1035733

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999
                                       or

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

As of April 29, 1999: Common Stock - Authorized 15,000,000 shares at $0.01 par value; issued and outstanding - 5,117,400

                                TABLE OF CONTENTS

   Item
Number                                                                      Page
                         PART I - FINANCIAL INFORMATION

1.   Financial Statements

     Consolidated Statements of Condition
          March 31, 1999 and December 31, 1998                                 4

     Consolidated Statements of Income
          Three months ended March 31, 1999 and 1998                           5

     Consolidated Statements of Changes in Stockholders'  Equity For
          the periods ended March 31, 1998, December 31, 1998, and
          March 31, 1999                                                       6

     Consolidated Statements of Cash Flows
          Three months ended March 31, 1999 and 1998                           7

     Notes to Consolidated Financial Statements                                8

2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10


                          PART II - OTHER  INFORMATION

1.   Legal Proceedings                                                        22

2.   Changes in Securities                                                    22

3.   Defaults Upon Senior Securities                                          22

4.   Submission of Matters to a Vote of Securities' Holders                   22

5.   Other Information                                                        22

6.   Exhibits and Reports on Form 8-K                                         22

Signatures                                                                    23

Part I.        Financial Information

Item I.        Financial Statements

                               COMSTOCK BANKCORP
                      CONSOLIDATED STATEMENTS OF CONDITION
                   As of March 31, 1999 and December 31, 1998
                             (Dollars in Thousands)

                                               (Unaudited)   (Audited)
                                              March 30,1999   Dec. 31, 1998
    Assets:
    Cash and Due from Banks (Non-Interest           $7,280       $9,843
    Bearing)
    Fed Funds and Overnight Mutual Funds Sold        8,684       17,214
    Interest-bearing Deposits in Domestic
      Financial Institutions                           622          791
    Trading Account Securities                           7            8
    Securities Available for Sale                   32,380       39,071
    Federal Home Loan Bank Stock                       855          843

    Loans Held for Sale                             10,420       15,088
    Loans (Net of Deferred Fees)                   141,934      126,734
      Less:  Allowance for Credit Losses             1,175        1,598
        Net Loans                                  140,758      125,136

    Premises and Equipment                           7,637        7,263
    Other Real Estate Owned                          2,264        2,184
    Accrued Interest Receivable                        982        1,052
    Other Assets                                     5,589        6,654

      TOTAL ASSETS                                $217,478     $225,147

    Liabilities and Stockholders' Equity:
    Deposits:
      Demand Deposits (Non-Interest Bearing)       $32,679      $38,420
      Savings, Money Market and NOW Accounts        70,605       69,764
      Time Deposits Under $100,000                  52,010       53,744
      Time Deposits $100,000 and Over               32,744       34,318
        Total Deposits                             188,038      196,246

    Line of Credit Payable                           6,000        6,000
    Accrued Interest Payable                           245          281
    Accounts Payable and Accrued Expenses              660        1,031
    Income Taxes Payable                               234            0
      TOTAL LIABILITIES                            195,177      203,558

    Stockholders' Equity:
    Common Stock-$0.01 par value, 15,000,000
    shares authorized;
     5,117,400 and 5,035,500 shares issued
    and outstanding on
      March 31, 1999 and December 31, 1998              51           50
    (1)
    Paid-in Surplus (1)                             10,898       10,501
    Retained Earnings                               11,510       11,087
    Common Stock in Treasury, at Cost,
    Shares: 8,000 as of Dec. 31, 1998
      And 0 as of March 31, 1999.                        0         (63)
    Accumulated Other Comprehensive Income:
     'Unrealized Gain (Loss) on Securities
    Available for Sale,
      Net of Applicable Deferred Income Taxes        (158)           14
      TOTAL STOCKHOLDERS' EQUITY                    22,301       21,589

      TOTAL LIABILITIES AND STOCKHOLDERS'         $217,478     $225,147
    EQUITY

    (1) Adjusted for two for one share exchange and for change in par from $.50 to $.01 on June 16, 1997.
    [See accompanying notes to financial statements.]

                                COMSTOCK BANKCORP
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1999 and 1998
                 (Dollars in Thousands except per share amounts)

                                      (Unaudited) (Unaudited)
                                     Mar 31, 1999  Mar 31, 1998

  Interest Income:
    Interest and Fees on Loans             $3,862   $4,142
    Interest on Investments and
 Trading Securities:
       Taxable                                405      290
       Exempt from Federal Income Tax         113       83
    Interest on Fed Funds Sold                 98      125
    Interest on Deposits with Banks            11       24
      Total Interest Income                 4,490    4,664

  Interest Expense:
    Interest on Deposits                    1,590    1,645
    Interest on Line of Credit                 89       92
      Total Interest Expense                1,678    1,737

  Net Interest Income                       2,812    2,927
  Provision for Credit Losses                 140      110
    Net Interest Income after Credit        2,672    2,817
 Loss Provision

  Non-Interest Income:
    Service Charges on Deposit                 98       76
 Accounts
    Gain/(Loss) on Sale of Investment          41      (8)
 Securities
    Gain/(Loss) on Sale of Trading            (1)        1
 Securities
    Other Income                               71       56
      Total Non-Interest Income               209      124

  Non-Interest Expense:
    Salaries and Employee Benefits          1,293    1,278
    Occupancy Expense                         197      222
    Furniture and Equipment Expense           202      177
    Other Operating Expenses                  585      469
      Total Non-Interest Expense            2,277    2,146

  Income before Taxes                         604      795

  Provision for Income Taxes                  118      194

    NET INCOME                               $486     $601

    Basic Earnings per Share (1)            $0.10    $0.14
    Diluted Earnings per Share (1)          $0.10    $0.12

  Other Comprehensive Income, Net of
 Tax:
    Unrealized Gains/(Losses) on
 Securities:
      Unrealized Holding                   ($145)     ($5)
 Gains/(Losses) Arising During
 Period
      Less: Reclassification for             (27)        1
 Gains/(Losses) Incl. in Income
  Other Comprehensive Income               ($172)     ($4)

    Comprehensive Income                     $314     $597

    Other Comprehensive Income Basic        $0.06    $0.13
 Earnings per Share (1).
    Other Comprehensive Income Diluted      $0.06    $0.12
 Earnings per Share

 (1) Adjusted for two for one share exchange on June 16, 1997.

                               COMSTOCK BANKCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     For Periods Ended March 31, 1998, December 31, 1998, and March 31, 1999
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                           Accumulated
                                      Treasury                 Retained    Other           Total
                          Common      Stock      Paid-in       Earnings    Comprehensive   Stockholders'   Comprehensive
                          Stock (1)   At Cost    Surplus (1)   (Deficit)   Income          Equity          Income


Balances, December 31,     $44          $0        $8,908        $6,628         $17          $15,597
1997
  Net Income                                                       601                          601           $601
  Sale of Common Stock       1                       108                                        109
Other Comprehensive
Income, Net of Tax
  Unrealized
Gains/(Losses) on
Securities,
    Net of                                                                      (4)              (4)            (4)
Reclassification
Adjustment
    See Disclosure
    (a) Below
Balances, March 31, 1998   $45          $0        $9,016        $7,229         $13          $16,303           $597

  Net Income                                                     3,858                        3,858          3,858
  Sale of Common Stock       5                     1,485                                      1,490
  Common Stock                         (63)                                                     (63)
Repurchase
Other Comprehensive
Income, Net of Tax
  Unrealized
Gains/(Losses) on
Securities,
    Net of                                                                       1                1              1
Reclassification
Adjustment
          See Disclosure
       (b) Below
Balances, December 31,     $50        ($63)      $10,501       $11,087         $14          $21,589         $4,456
1998
  Net Income                                                       486                          486            486
  Sale of Common Stock       1                       397                                        398
  Common Stock                          63                         (63)
Repurchase/Retired
Other Comprehensive
Income, Net of Tax
  Unrealized
Gains/(Losses) on
Securities,
    Net of                                                                    (172)            (172)          (172)
Reclassification
Adjustment
          See Disclosure
       (c) Below
Balances, March 31, 1999   $51          $0       $10,898       $11,510       ($158)         $22,301           $314

(1) Adjusted for two for one stock exchange and change in par from $.50 to $.01 on June 16, 1997.


(a) Disclosure of reclassification amount:
  Unrealized holding gains arising during period                          ($5)
  Less: reclassification adjustment for gains                               1
included in net income
Net unrealized gains on securities                                        ($4)

(b) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                        ($43)
   Less: reclassification adjustment for gains                             44
included in net income
Net unrealized gains on securities                                         $1

(c) Disclosure of reclassification amount:
   Unrealized holding gains arising during period                       ($145)
   Less: reclassification adjustment for gains                            (27)
included in net income
Net unrealized gains on securities                                      ($172)

[See accompanying notes to financial statements.]

                                COMSTOCK BANKCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

                                                 (Unaudited)  (Unaudited)
                                                 Mar 31, 1999  Mar 31, 1998
   Cash Flows from Operating Activities:
     Net Income                                          $486         $601
     Adjustments to Reconcile Net Income to Net
   Cash
     Provided by Operating Activities:
       Provision for Credit Losses                        140          110
       Depreciation and Amortization                      219          155
       Net (Gain) Loss on Sale of Available For            35          (8)
   Sale Securities
       Net (Gain) Loss on Sales of Trading                (1)            1
   Securities
       Purchases of Trading Securities                      0            0
       Proceeds from Sales of Trading Securities            0            0
       Amortization of Servicing Asset                      0            0
       Increase/(Decrease) in Deferred Taxes Due
   to Change in
        Unrealized Gain or Loss on Securities              96          (1)
   Available for Sale
     Net (Increase) Decrease in:
         Accrued Interest Receivable                       70         (45)
         Other Assets                                     973         (15)
         Loans Held For Sale                            4,654      (5,628)
     Net Increase (Decrease) in:
         Accrued Interest Payable                        (36)         (19)
         Accounts Payable and Accrued Expenses          (379)        (341)
         Income Taxes Payable                             234          143

     Net Cash Provided/(Used) by Operating             $6,491     ($5,047)
   Activities

   Cash Flows from Investing Activities:
     Net Change in Interest-Bearing Deposits in
   Domestic
       Financial Institutions                             169            3
     Proceeds from Sales of Available for Sale          1,463        1,583
   Securities
     Proceeds from Maturities of Available for          4,942        2,645
   Sale Securities
     Purchases of Available for Sale Securities             0      (5,227)
     Proceeds from Maturities of Held to                    0          567
   Maturity Securities
     Purchases of Held to Maturity Securities               0            0
     Net Change in Loans Held to Maturity            (15,748)      (4,018)
     Purchases of Premises and Equipment, Net           (589)        (125)
     Purchase of FHLB Stock                              (12)          (7)

     Net Cash Provided/(Used) by Investing           ($9,775)     ($4,579)
   Activities

   Cash Flows from Financing Activities:
     Net Change in Demand, Savings, NOW
       and Money Market Accounts                      (4,900)       12,426
     Net Change in Time Deposits                      (3,308)        2,246
     Proceeds on Line of Credit Payable                     0            0
     Payments on Line of Credit Payable                     0            0
     Proceeds from Sale of Common Stock, Net              398          109
     Purchase of Treasury Stock                             0            0

     Net Cash Provided/(Used) by Financing           ($7,810)      $14,781
   Activities

   Increase (Decrease) in Cash and Equivalents       (11,094)        5,155
   Cash and Equivalents:
     Beginning of Period                               27,057       19,317
     End of Period                                    $15,963      $24,472
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

  The accompanying unaudited consolidated financial statements have been prepared in condensed format and therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation have been reflected in the financial statements. The Company believes the disclosures herein are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Comstock Bancorp's Annual Report to shareholders for the fiscal year ended December 31, 1998 which is included in the Company's Registration Statement on 10-KSB dated March 18, 1999 (Commission File No. 0-22391). The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to present them on a basis consistent with classifications for the three months ended March 31, 1999. .


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

  Management elected to adopt SFAS 133 as of October 1, 1998 and transferred all securities held in the "held-to-maturity" portfolio to the "available for sale" portfolio. The Company holds only minimal balances in derivatives that are not designated as hedges and does not anticipate the adoption of SFAS 133 will have a material effect on the financial statements.

4.   RECENT DEVELOPMENTS

  On January 13, 1999, the Company announced that it had signed a definitive agreement to merge its holding company into that of First Security Corporation (NASDAQ:FSCO). The value of the consideration on the day of announcement was approximately $65,000,000, in a tax-free exchange of stock for all of Comstock's outstanding common shares, including options and warrants. The value will stay fixed as long as First Security's average stock price remains between $18.70 and $24.05 during the 10 consecutive trading days preceding the closing date. If the average First Security stock price is above or below these levels during the actual measurement period, the total value of the transaction may be higher or lower than $65 million to Comstock Shareholders. The Company's Comstock Bank subsidiary is to be merged into First Security Corporation's Nevada subsidiary, First Security Bank of Nevada.

  The merger, which would be accounted for under purchase accounting, is expected to close in June, 1999. The Boards of Directors of both companies have approved the Agreement and Plan of Reorganization. Consummation of the merger is subject to certain customary conditions, including among others, the adoption of the Agreement and Plan of Reorganization by Comstock Bancorp shareholders and receipt of regulatory approvals. The Directors of Comstock Bancorp have entered into Shareholder Voting Agreements with First Security Corporation pursuant to which such Directors agreed to vote their shares owned of Comstock Bancorp in favor of the Agreement and Plan of Reorganization. The Shareholder Voting Agreements were executed as a condition of and inducement to First Security Corporation entering into the Agreement and Plan of Reorganization.

  On April 28, 1999, the Agreement and Plan of Reorganization was adopted by Comstock Bancorp shareholders.

  For additional information regarding the merger of Comstock Bancorp with and into First Security Corporation, the Agreement and Plan of Reorganization, and the Shareholder Voting Agreements, see Appendices A and B to the Proxy Statement/Prospectus and the Form S-4 Registration Statement, as amended, filed by First Security Corporation on March 23, 1999.

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

  Discussion of Forward-looking Statements

  When used or incorporated by reference in disclosure documents, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward- looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

  Economic Conditions and Real Estate Risk. The Company's lending operations are concentrated in northern Nevada. The Company also makes loans in southern Nevada. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions prevailing in these regions. If economic conditions in these regions deteriorate, the Company may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, the Company's ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy of previously made forward-looking statements. Based on information available from the Nevada State Demographer and internal Company population forecasts, the Company's Washoe County (Reno) deposit service area is estimated at 311,350 persons as of July 1998 and is expected to continue to grow at a compounded annual rate of 2% through the millennium to 323,928 people. Growth rates are forecast at 1.9% for the first five years of the next decade. The Company's Carson City deposit service area is estimated at 51,860 as of July 1998 and is forecast to grow at just under 3% through the millennium and at a 2.3% compounded annual growth rate for the first five years of the next decade.

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

  Financial Condition

  As of March 31, 1999, the Company's assets had decreased slightly from $225.1 million (measured as of December 31, 1998) to $217.5 million, a decrease of $7.6 million. Using average assets rather than end of period figures, assets decreased $4.1 million, from an average of $220.4 million in December of 1998 to an average of $216.3 million in March of 1999. Management believes that the average asset measures are more indicative of asset size because of the large volume of mortgage loan closings, which occur during the last few days of each month. In addition, several title company clients' deposits swell the last few days of the month, as loan closings tend to be concentrated near month's end.

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

  Overall, loan volume decreased from $75.8 million of loan originations representing 460 loans in the three months ended March 31, 1998 to $67.8 million representing 390 new loan originations in the three months ended March 31, 1999, a 10.7% decrease in dollar volume and a 15.2% decrease in number of loans. Management believes that the decrease in both the number and dollar volume of loans in 1999 versus the same 1998 period is due to increased competition in both the commercial and residential markets, and loss of commercial loan personnel as a result of the Company's pending merger with First Security Corporation.

   Northern Nevada community financial institutions continue to experience large liquidity increases. As a result of the large liquidity infusion at local financial institutions, coupled with the implementation of loan production offices by large, out-of-state, banks and non-banks, competition for commercial loans caused downward pressure on the Bank's interest margins and fee structures. Furthermore, management has been reluctant to lower traditional underwriting guidelines by reducing prices and terms to higher risk credits, a practice it sees at the other local community financial institutions with excess liquidity. As a result, loan portfolio growth has slowed. In response, management reduced time deposit rates to reduce excess liquidity and deposit costs. Management believes that its posture on this issue will pay off in the long-term.

  The Real Estate Division originated 268 loans for a dollar volume of $40.4 million in the three months ended March 31, 1999 compared to 314 loans for a dollar volume of $45.4 million in the same period of 1998. Management believes the reduction in mortgage rates spurred refinancing activity in 1998. Since rates have increased slightly from their 1998 lows, management believes the slowdown in the refinance market for the first quarter of 1999 will likely continue through the summer of 1999.

  According to public records, mortgage loan volume in Washoe County decreased from $231.2 million in March of 1998 to $222.1 million in March of 1999; the Company's market share decreased from 6.1% to 4.0%. In Carson City, for the same period, volume rose by 6.9 % to $27.9 million from $26.0 million in March of 1998. While volume rose, the Company's market share decreased from 8.82% to 5.20% due mainly to the volatility in loan volume generated in this relatively small market.

                    Total Residential Real Estate Lending

                   Three       ---Number---   Volume (Mill $)
                   Months
                   Ended     1999  1998     1997   1999     1998   1997

                March 31     268    314      185  $40.4     45.4   25.8
                June 30      N/A    367      241   $N/A     51.0   35.4
                September    N/A    336      261   $N/A     48.1   36.2
                December 31  N/A    352      280   $N/A     44.8   42.8
                   Total     268  1,369      967  $40.4   $189.3 $140.2


  The Commercial Division originated 122 loans for $27.4 million in the three months ended March 31, 1999 versus 146 loans for $30.5 million in same 1998 period. The company continues to hold commercial real estate loans in the Las Vegas market.

   For the month of March, 1999, the average balance of the Company's loan portfolio was $152.0 million and the average total deposit balance was $182.3 million for an average loan/deposit ratio in excess of 83.7%. The average balance for the same year earlier period was $142.2 million and the average total deposit balance was $172.8 million for an average loan/deposit ratio of 82.6%. Even with the increase in the level of loans in the Company's loan portfolios, loan interest income decreased by 2% or $63,000, (adjusted for "additional interest" of $8,000 in 1999 and $124,000 in 1998 on a development loan discussed below), over the same period of 1998 due to falling net interest margins.

  Management has noted over the past few years, that the larger banks in the state began intense lending campaigns. This was in contrast to the withdrawal of the large banks from the lending marketplace in the recession in the early part of the decade. In addition, management notes that other smaller institutions and some larger out of state institutions have entered both the northern Nevada mortgage and commercial real estate market. Norwest Mortgage, not a significant player in northern Nevada in 1994, is now the dominant mortgage lender. Such an increase in competition has had a negative impact on the mortgage lending growth rates, and also on the profit margins for these loans. In the third quarter of 1997, management began to implement technologies such as online underwriting and credit scoring, which has sped up the application, approval, and funding times in the real estate department. Management believes that the technologies have improved the Company's competitiveness in the marketplace by allowing very rapid loan approvals, and by attracting realtor business due to reduced waiting time for the realtor commission. The new technologies have also allowed the process to be less people intensive, thereby reducing costs for the Company which will show up either directly to the bottom line, or in the form of higher volume if the cost savings are passed on. Nevertheless, despite the processing streamlining, because the Company must sell the mortgages in the secondary market, the Company generally cannot compete on a price basis with the large national mortgage banking enterprises or with players that can charge lower prices and put the mortgages into their portfolios.

  Loan origination volumes are dependent on interest rate levels and an escalation of rates could adversely impact Company profits. Rates began to increase in the first quarter of 1997 as speculation that the Federal Reserve would increase the federal funds rate. In late March, 1997, the Federal Reserve did increase the federal funds rate by 25 basis points, causing a similar rise in interest rates all along the yield curve. However, because inflation remained benign, market interest rates, especially at the long end of the maturity spectrum of the yield curve, fell throughout the summer months of 1997, increasing demand for mortgage loans on the national level. While the federal funds rate, administered by the Federal Reserve, remained steady for the first nine months of 1998, rates along the remainder of the yield curve fell. The major impact of this on the Company has been a refinance boom in the mortgage markets and the stimulation of new housing purchases, which began in the third quarter of 1997 and continued through 1998. In the first quarter of 1999, the company experienced a slow down in the refinance arena as rates moved slightly higher, the pent-up demand to refinance at lower rates was satisfied, and the larger portfolio lenders became more aggressive in their unending need for higher volume.

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

  Asset Quality
  The Company's asset quality is often measured by its delinquencies and non-performing assets. As of March 31, 1999 the Company had non-performing (non-accruing) loans of approximately $359,000, comprised of three commercial loans. The Company had $2.2 million of loans past due 90 days or more that were still accruing, comprised of three notes for one construction and development project. In April of 1999, two of the three notes were paid off and the third was renewed. Documents have been revised to address a change in ownership and a renewal on this project. The Company is fully collateralized on the note. As of March 31, 1998, the Company had non-performing (non-accruing) loans of approximately $2.6 million, comprised of the two fully secured construction and development loans discussed below. At that time, the Company had no loans past due 90 days or more that were still accruing. The company currently has $2.28 million in "Other Real Estate Owned" consisting of the two projects reported above as non-accruing. In July of 1998, the Company completed the foreclosure on a project in Sparks for $1.59 million, which contained 13 partially completed homes. Of the 13, four have been sold, five have offers and acceptances , and the other four are complete and ready for sale. In September, 1998, the Company foreclosed on a project for $784,000 containing 2 condominiums and 11 finished lots in Boulder, NV, in the Las Vegas Area. The Company has developed a marketing plan for this project. An offer on one condo has been accepted. The Company does expect to sustain some loss of principal on these properties.

  Deposit Volumes
  As of March 31, 1999, the Company's deposit base had decreased from $196.2 million (measured as of December 31, 1998) to $188.0 million, a decrease of $8.2 million (4.2%), as the Company reduced deposit yield offerings to reduce liquidity and lower costs. Using average balances rather than end of period figures, deposits decreased $9.2 million (4.7%), from an average of $196.2 million in December, 1998 to $187.0 million in March, 1999.

  Liquidity
  Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Cash, short-term investments and lines of credit from other financial institutions are the Company's primary sources of asset liquidity. As a result of its loan and deposit growth, the Company's liquidity, as measured by the ratio of cash, overnight investments less required reserves to total liabilities, stood at 23.28% as of March 31, 1999, a decrease from 24.08% on March 31, 1998. The investment portfolio is a principal source of secondary asset liquidity as is the ability to borrow from the Federal Home Loan Bank of San Francisco (see Borrowing Capacity below).

  The FASB's accounting rules, beginning in 1994, required the Company to mark to market a portfolio that could be sold prior to maturity. This accounting policy is known as SFAS 115. In October of 1998, the Company adopted SFAS 133 and transferred all securities previously held in the "held-to-maturity" portfolio to the "available-for-sale" portfolio. The Company's "available-for-sale" portfolio, as of March 31, 1999, consists of $3 million in U.S.
  Treasury and Agency securities, $11.9 million in FNMA and FHLMC mortgage-backed pass through securities (non-derivative types), $8.6 million in GNMA pass through securities, $8.9 million in tax exempt municipal bonds and $855,000 in Federal Home Loan Bank stock. Management estimates that the duration of the "available-for-sale" portfolio was approximately 2.58 years on March 31, 1999. As of December 31, 1998, the value of the "available-for-sale" portfolio was $21,000 above its book value. As of March 31, 1999, the market value of the "available-for-sale" portfolio was $240,000 below book value.


  Borrowing Capacity
  The Company maintains a secured line of credit at the Federal Home Loan Bank of San Francisco (FHLB) which is available for up to 30% of the Company's assets. As of March 31, 1999, the Company had collateralized this line with loans and securities giving the Bank approximately $26 million of borrowing capacity. As of March 31, 1999, there was an outstanding draw of $6 million on the FHLB line, $3 million with a maturity in September of 2000 and $3 million with a maturity in January of 2000, leaving $20 million in unused borrowing capacity. The same draw of $6 million was outstanding on March 31, 1998. The Company also has a $2.5 million line of credit with Union Bank of California to meet short term funding requirements. This line has a $200,000 compensating balance. FHLB, Union Bank of California, Pacific Coast Bankers Bank, First USA and First Security Bank, are routinely used for the purchase or sale of overnight Federal funds. In addition, the Company invests some of its overnight liquidity in Federated Investors' Liquid Cash Trust, a highly collateralized mutual fund of short-term bank qualified investments. The Company also has the ability to borrow from the Federal Reserve Bank of San Francisco for short periods of time.

  Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company's end of period ratio of loans to deposits, as of March 31, 1999, was 83.70%. Management believes that the Company's liquidity sources are adequate to meet its current operating needs and any additional needs that may be generated by lending activities.


  Capital Base
  The capital base for the Company increased by $712,000 during the three months ended March 31, 1999, of which $486,000 was generated from profits, $398,000 was the result of exercised director and employee stock options and warrants, and $172,000 was lost on the SFAS 115 mark-to-market adjustment on the "available-for-sale" portfolio


  Capital Adequacy
  As of December 31, 1990, a regulatory risk-based capital adequacy standard became effective. The risk-based capital requirements were phased in over a period of two years with the final implementation effective on December 31, 1992. In addition, the regulatory agencies have continued the process of fine tuning the capital standards to meet their current policy objectives, and it is likely that the standards will undergo further change. The table below compares the risk-based capital ratios as of September 30, 1998 for Comstock Bank and Comstock Bancorp with December 31, 1992 minimum requirements:

                                                         1992
                                   Comstock  Comstock  Minimum
                                     Bank    Bancorp  Requirements
             Tier I (core           12.10%    13.96%     4.0%
             capital)
             Total capital          12.84%    14.69%     8.0%
             Leverage ratio          9.05%    10.36%     3.0%



  Year 2000 Compliance

        General. The Company is aware of the enterprise-wide challenges that the millennium change poses to its business operations in making information processing and other service-related systems Year 2000 compliant. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If the Company, its suppliers and its borrowers do not address these issues, there could be a material adverse impact on the Company's financial condition or results of operations.

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

  State of Readiness.

     Awareness. The Board of Directors and executive management are cognizant of the Year 2000 challenge and have made a supportive commitment of resources to address the matter along with the adoption of a Year 2000 Policy. A Year 2000 Project Committee has been established with a strategy to address all internal and external system and service formulations. Vendors and servicers have been contacted to determine their Year 2000 plans and gain their commitment to be ready. Ongoing progress reports are being made by the Year 2000 project Committee to the Company's Board of Directors. In addition, the Compliance Manager for the Company performs ongoing review of the adequacy of Year 2000 Project assessments and plans, and reports the results of such monitoring to the CRA/Audit & Compliance Committee of the Board of Directors.

     Assessment. The Company has completed its assessment of its Year 2000 issues. The Company has identified critical business processes and automation platforms, as well as examined how data transfers will be affected internally and with outside organizations. This assessment includes both information technology "IT" systems, as well as non-IT systems and services such as security systems, HVAC, elevators, etc. Resource needs have been identified, including appropriately skilled personnel, contractors, vendor support, budgets and hardware capacity. Time frames and sequencing of Year 2000 efforts have been established. Existing contingency plans have been evaluated, and are being modified as needed in conjunction with the results of the Renovation and Validation phases of the project. An assessment of credit risk from lending customers has also been completed as a strategic part of the project phase. High-risk, technology dependent borrowers are being diligently worked with and monitored to mitigate any adverse impacts to the business borrower or the Company.

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

     Validation. Testing and verification of network and PC systems, databases and utilities by simulating data conditions for the Year 2000 (including 2/29/2000 leap year), began in September 1998. Successful Y2K testing of the Company's primary mainframe systems including deposit, loan and general ledger applications was substantially completed as of March 31, 1999 and fully completed in April 1999. Testing on data exchanges with counterparties outside the Company was substantially completed during the first quarter of 1999. Contingency plans for mission critical systems have been developed and will be finalized as the end of the second quarter of 1999.

     Implementation. Renovated systems, data bases and utilities will be put into production as soon as possible following their validation, with completion scheduled no later than mid-1999 (assuming the Company's pending merger with First Security Corporation is not complete by that date). Implementation with servicers of critical systems is being monitored to ensure timely completion. Contingency plans for critical systems will be simulated and tested following their finalization at the end of the second quarter of 1999.

  Cost of Compliance. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial conditions, results of operations or liquidity. Management has estimated the total cost of its Year 2000 compliance effort at $764,000 of which $479,000 is renovation cost of hardware and software and the remaining $285,000 is resource costs to manage and implement the Company's Y2K project plan. To date $660,000 has been invested with $104,000 remaining to be incurred on the project through March 31, 2000. These estimates may not include the full cost of implementation.

  Risks Related to Year 2000 Issues. Notwithstanding the Company's efforts, there can be no assurance that potential systems interruptions or the cost necessary to update the hardware, software and non-IT systems will not have a material adverse impact on the Company's business, financial condition, results of operations and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the company's significant suppliers, (such as power, telecommunications, etc.) do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. Having completed a diligent assessment of its commercial loan portfolio, the Company believes, at this time, its loan risks are limited to a few borrowers that the Company has assessed as being medium to high risk (technology dependent companies) for a total of $2.05 million out of a portfolio of more than $152 million. It is notable that each of these loans is well collateralized, thereby mitigating the potential of loan losses. The Company is working with the medium to high-risk borrowers in an ongoing manner to minimize any adverse impacts to the business borrower or the Company. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company does not believe it will have difficulty meeting cash demands.

  Contingency Plans. The company maintains standard disaster recovery and business resumption plans. The Company's contingency plans specific to the Year 2000 have been developed in conjunction with system renovation and testing results and will be finalized by the second quarter of 1999. The Company is confident that its Year 2000 plan to address the issues associated with the proper functions of the Company's computer systems before, at, and after the turn of the century will meet the business challenges of entering the new millennium.

                         COMSTOCK BANCORP AND SUBSIDIARY


  RESULTS OF OPERATIONS (Three Months Ended March 31, 1999 and 1998)

  The Company earned $486,000 in the three months ended March 31,1999, a decrease in post-tax earnings of 19% when compared to the $601,000 earned for the three months ended March 31, 1998. On a basic per share basis, earnings were $.10 through March 31, 1999 versus $.14 for the same period of 1998 (see exhibit 11 for earnings per share computations). Return on average assets
  (ROA) for the three months ended March 31, 1999 was .91% versus 1.25% for the same 1998 period. Return on average equity (ROE) was 8.92% versus 15.30% in the 1998 comparable period.

  Management believes that the following items had the largest impacts on income for the three month period ended March 31, 1999:

     1.The receipt of `additional' interest from a development loan in the Company's portfolio significantly augmented earnings in the 1998 period. Under the terms of the loan, the Company collects normal interest payments plus an additional $2,100 for each lot the developer sells. As of March 31, 1999, 4 lots had been sold increasing interest income by $8,400. In 1998, 440 lots were sold increasing interest income by $815,900. Of that income $124,000 was realized in the first quarter. In 1997, 139 lots were sold and closed giving the Company "additional" interest income of $292,000. Of the total 811 lots, 98 remained to be sold.


                                     Loan Interest  Income ($000)
                                   Three months ended March 31,1999
                                           Three Months
                                         1999         1998
          Loan Interest Income          $3,078       $3,141
          Additional Interest Income    $    8       $  124

     2.Merger costs associated with the definitive  agreement  discussed on page
       8, approximate $119,000 year to date, before tax. With these costs excluded, management estimates that the Company would have earned $565,000 for the three month period ended March 31, 1999 or $.11 per share.

     3.The Company's capital was significantly augmented in late 1998 when options were exercised. As a result, the ROA and ROE was reduced as capital leverage ratios increased.

     4.Other non-interest rate related events also had a significant impact on net income. Non-interest income increased by $85,000 for the three months ended March 31, 1999 over the same period of 1998. The increase is the result of rising deposit service charges generated by the addition of two branch locations in 1997, fees earned on a new accounts receivable servicing product, and gains recognized on the sale of investment securities.

       The Company committed a significant amount of resources for expansion in 1997. As a result of the new Galena and Sparks branches, the lease and remodel of the new operations center, and a partial remodel of the headquarters building, occupancy expenses rose in 1998 and stabilized in 1999. Furniture and equipment expenses rose $25,000 (14.1%) when comparing the three months ended March 31, 1999 to the same 1998 period. The deployment of capital for additional branches is a strategy that enhances the Company's deposit acquisition capability. The investment of capital in technological improvements targeted toward the Company's commitment to small business customers and toward an increased competitive presence is necessary to obtain a stable diverse customer base and to move its deposit base further toward a core of relationship customers and further away from dependence on a higher cost, non-core, single relationship customer base. The Company successfully migrated from its computer service bureau to an in-house system in October of 1997. Deployment of electronic products and services has been scheduled for the next several quarters with personal computer banking for small business customers being the product most recently introduced. Such product development is likely to be more rapid when the merger with First Security is consummated.

       Other operating expenses rose $116,000 (24.7%) in the three months ended March 31, 1999 over the same 1998 period due to the merger costs discussed above.

       Management believes that, to effectively compete in the rapidly changing technological world, the Company must be able to deliver its products and services in an electronic format. Management believes that the pace of change is so rapid that delays in implementation of high technology products and services could significantly threaten the Company's core deposits. Management views the Company's proposed merger with First Security as both a defensive move and a strategic opportunity, because the merger is anticipated to provide the company's customers with high technology products and services which will both retain the existing customers and attract new ones.

       The Company provided $30,000 more to its loan loss reserve (Provision for Credit Losses) in the first three months of 1999 than it did in the same 1998 periods. Such contributions are consistent with the Company's strategy to build a commercial loan portfolio, which carries a higher risk profile.

       The following Interest Rate Sensitivity Analysis Table provides a picture of income and interest sensitivity for selected categories in a comparative format for the three month periods ended March 31, 1999 and 1998. The tables show the interest sensitive assets and liabilities, their yields, the difference in income, and the amount of the difference due to volume change, rate change, and the combination of volume and rate change.

                                COMSTOCK BANCORP
                 CONSOLIDATED INTEREST RATE SENSITIVITY ANALYSIS
               For the Three Months Ended March 31, 1999 and 1998

                                                                                                         Rate/
                      (Unaudited)    Yield/     (Unaudited)     Yield/    Total     Volume     Rate      Volume
For Quarter Ended:   Mar. 31, 1999    Rate     Mar. 31, 1998     Rate     Change   Variance  Variance   Variance

Loans:
Loan Income            $3,032,081     .38%       $3,199,626     9.42%  ($167,545)  $207,052 ($351,829)  ($22,767)
Loan Fees and
  Servicing Income        848,935                   941,998              (93,063)         -         -          -
  Total Loan, Servicing,
    And Fee Income     $3,881,106   10.73%       $4,141,624    12.19%  ($260,608)         -         -          -
Investments:
Fed Funds and Mutual
  Fund Income             $97,545    4.58%         $124,953     5.28%   ($27,408)  ($12,435) ($16,628)    $1,655
Income from Investment
   Securities             502,102    5.60%          364,494     5.72%    137,608    148,056    (7,430)    (3,018)
Interest-Bearing
  Deposit Income           11,348    6.81%           24,084     6.55%    (12,736)   (13,156)      952       (505)

  Total Investment
  Income                 $610,995    5.43%         $513,531     5.64%    $97,465   $121,388  ($19,350)    $4,574
Trading Account Assets
  And Other
  Investments              16,347    7.73%            8,658     4.36%      7,689        571     6,678        440
EARNING ASSETS:
  Total Interest
  Income               $3,643,077    7.65%       $3,713,157     8.58%   ($70,080)  $328,440 ($371,179)  ($27,341)
  Total Interest, Servicing,
    Fee, and Trading
    Account Income     $4,508,359    9.46%       $4,663,813    10.78%  ($155,455)         -         -          -

Deposits:
Interest on Deposits:
  Transaction  Accounts  $397,033    2.67%         $457,002     3.35%   ($59,970)   $41,277  ($92,859)   ($8,387)
  Time and Savings
    Deposits            1,191,639    5.05%        1,188,335     5.36%      3,304     78,626   (70,648)    (4,674)
    Total Deposit
      Interest Expense $1,588,671    4.13%       $1,645,337     4.59%   ($56,666)  $124,025 ($168,025)  ($12,616)

BORROWED FUNDS:
  Other Borrowed Funds    $88,622    5.95%          $91,949     6.22%    ($3,327)      $643   ($3,942)      ($28)
    Total Interest
          Expense      $1,677,294    4.19%       $1,737,287     4.66%   ($59,993)  $126,242 ($173,618)  ($12,616)

NET INTEREST
 DIFFERENTIAL          $1,965,783    3.45%       $1,975,870     3.92%   ($10,088)  $202,198 ($197,560)  ($14,725)
  (Excludes fee income)
NET INTEREST
 DIFFERENTIAL          $2,831,065    5.27%       $2,926,526     6.12%   ($95,461)         -         -          -
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

  For the three month periods ended March 31, 1999 and 1998, the yield on loan income is lower in 1999 than the same period of 1998. The yields on the fed funds and mutual funds and investment securities are lower while yields on interest-bearing deposits in other financial institutions are higher. The rates on deposits and other borrowed funds for the three month period ended March 31, 1999 are lower than the same period of 1998.

  In the three month period ended March 31, 1999 compared to the same period of 1998, loan income decreased $167,000 of which $207,000 was the result of increased portfolio balances and ($352,000) was the result of decreased yields (without $8,000 of "additional interest" income for this period in 1999 and $124,000 in 1998 yields would have been 8.36% in 1999 and 9.05% in the same 1998 period). For loan income the increase in the level of both commercial loans held in portfolio and the real estate construction loans continue to result in a positive volume variances. Fierce competition for loans has resulted in reduced margins. Again, for this period, when loan fees and servicing income are factored in, the result is a decrease of $260,000 in total loan, servicing and fee income. Because the Company is a large originator and seller of mortgage loans, fee income plays a major role in Company earnings. When the Company sells loans, all of the deferred fee income on the sold loans is immediately recognized as income. Total loan and fee income yields decreased from 12.19% to 10.73% in the three month period (the decrease was from 11.83% to 10.71% excluding the "additional interest").

  Income from fed funds and mutual fund investments decreased by $27,000 in the three month period ended March 31, 199 over the same 1998 period. The decrease was due to both decreased invested balances and decreased yields.

  Lower yields on Investment Securities combined with an increase in the invested balances netted the Company an increase of $138,000 for the three month period ending March 31, 1999 over the same 1998 period.

  Interest-bearing deposits with other financial institutions showed higher yields and lower invested balances, which netted to a decrease of $13,000 in income for three month period ended March 31, 1999 over the same period of 1998.

  Total investment income increased 19% or $97,000 for the three month period as a result of increased invested balances in investment securities.

  The cost of interest sensitive liabilities was lower on all deposit accounts for the three month periods ended March 31, 1999 over the same period of 1998 and was the result of increased balances combined with lower rates. For the three month period, increased deposit balances contributed to $124,000 of increased costs, with decreased rates contributing $168,000 to decreased costs.

  In summary, on the asset side, larger loan and investment securities portfolio levels increased income by $355,000 while decreased yields in all portfolios except interest-bearing deposits with other financial institutions resulted in a decrease of $376,000 in income in the three months ended March 31, 1999 over the same period of 1998. Decreased costs of deposits and other borrowed funds of $60,000 resulted in a net interest income differential decrease, excluding servicing fee income, of $10,000. With fee income included, the net interest income differential decreased $95,000.

  Part II.

  Item 1.   Legal Proceedings.

          Comstock Bank v. Raymond B. Graber, II, (Nevada Supreme Court; cases No. 32194 and No. 33148): As reported in the Company's previous periodic securities reports on Forms 10-Q and 10-K, this collection action on a loan guarantee involves two Nevada Supreme Court appeals. Both appeals deal with the same underlying factual background and have been consolidated for argument and decision by the Nevada Supreme Court. Comstock Bank has retained the firm of Beckley, Singleton, Jemison, Cobeaga & List, and specifically, Rex A. Jemison and Daniel
          F. Polsenberg thereof, to handle the Supreme Court appeals in this matter. A pre-trial settlement conference yielded no compromises. There were no significant changes in the status of this case during this reporting period.

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


          (b) Reports on Form 8-K. The Company filed a Form 8-K on January 15, 1999 to report that the Company had entered into an agreement to be acquired by First Security Corporation in a merger transaction.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK BANCORP



     Date: April 30, 1999               /s/ Robert N. Barone
                                        Robert N. Barone,
                                        Chairman, CEO and Treasurer
                                        (Principal Accounting and Financial
                                        Officer)


     Date: April 30, 1999               /s/ Larry A. Platz
                                        Larry A. Platz,
                                        President and Secretary

                                COMSTOCK BANCORP
                                   EXHIBIT  11

               COMPUTATION OF CONSOLIDATED NET EARNINGS PER SHARE For the Three Months Ended March 31, 1999 and 1998



                                                       (Unaudited)  (Unaudited)
                                                      Mar 31, 1999  Mar 31, 1998

  Net Income:                                            $486,000      $601,000
  Net Income per Common Share (assuming no dilution):
     Weighted Avg. Shares                               4,918,192     4,430,168
     Outstanding:
     Basic Earnings per Share:                               $.10          $.14

  Net Income per Common and Common
  Equivalent Shares:

  Adjusted Weighted Avg. Number of
  Shares Outstd. After Giving                           4,963,906     4,910,603
  Effect to the Conversion of
  Options and Warrants:
  Diluted Earnings per Share:                                $.10          $.12

                                COMSTOCK BANCORP
                                   EXHIBIT 27
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                            FINANCIAL DATA SCHEDULE
                                                                  $ in Thousands

   Cash and Due from Banks (Non-Interest Bearing)                        $7,280
   Interest-bearing Deposits in Domestic Financial Institutions             622
   Fed funds and Overnight Mutual Funds Sold                              8,684
   Trading Account Securities                                                 7
   Investment and Mortgage back Securities Held for Sale                 32,380
   Investment and Mortgage back Securities Held to Maturity - Carrying Value 0 Investment and Mortgage back Securities Held to Maturity - Market Value 0
   Loans                                                                152,354
   Allowance for Credit Losses                                            1,175
   Total Assets                                                         217,478
   Deposits                                                             188,037
   Short-term borrowings                                                      0
   Other Liabilities                                                      1,139
   Long-term debt                                                         6,000
   Preferred stock - mandatory redemption                                     0
   Preferred stock - no mandatory redemption                                  0
   Common Stock                                                              51
   Other Stockholders Equity                                             22,250
   Total Liabilities and Stockholders Equity                            217,478
   Interest and Fees on Loans                                             3,862
   Interest and Dividends on Investments                                    518
   Other Interest Income                                                    108
   Total Interest Income                                                  4,489
   Interest on Deposits                                                   1,589
   Total Interest Expense                                                 1,677
   Net Interest Income                                                    2,812
   Provision for Loan Losses                                                140
   Investment Securities Gains/Losses                                        41
   Other Expense                                                          2,277
   Income/Loss Before Income Tax                                            604
   Income/Loss Before Extraordinary Items                                   604
   Extraordinary Items , Less Tax                                             0
   Cumulative Change in Accounting Principles                                 0
   Net Income or Loss                                                       486

   Earnings Per Share - Primary                                            0.10
   Earnings Per Share - Fully Diluted                                      0.10
   Net Yield - interest earning assets - actual                            9.35%
   Loans on Non-accrual                                                     359
   Accruing Loans past due 90 Days or More                                2,245
   Troubled Debt Restructuring                                                0
   Potential Loan Problems                                                    0
   Allowance for Loan Losses - Beginning of Period                        1,598
   Total Charge-Offs                                                        571
   Total Recoveries                                                           8
   Allowance for Loan Losses - End of Period                              1,175
   Loan Loss Allowance allocated to Domestic Loans                        1,175
   Loan Loss Allowance allocated to Foreign Loans                             0
   Loan Loss Allowance - Unallocated                                          0